Form 10-Q
period 1996-05-31
AG SERVICES OF AMERICA INC
filed 1996-07-15
CIK 875354

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     May 31, 1996

Commission file Number:  000-19320

Ag Services of America, Inc.
(Exact name of registrant as specified in its charter)

Iowa                                         42-1264455
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)     Identification No.)

2302 West First Street, Cedar Falls, Iowa    50613
(Address of principal executive offices)     (Zip code)

319/277-0261
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [X] YES   [ ] NO

5,112,069 common shares were outstanding as of July 11, 1996.

                  AG SERVICES OF AMERICA, INC.

                              INDEX

                                                             Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial statements:
Condensed balance sheets, May 31, 1996 (unaudited) and
  February 29, 1996                                             1
Unaudited condensed statements of income, three months
  ended May 31, 1996 and 1995                                   2
Unaudited condensed statements of cash flows, three months
  ended May 31, 1996 and 1995                                   3
Statement of stockholders' equity, three months ended May 31,
  1996                                                          4
Notes to condensed financial statements (unaudited)           5-6

Item 2.   Management's discussion and analysis of financial
  condition and results of operations                        7-10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and reports on form 8-K:                    11
(a)  Exhibits
     (11)  Statement re computation of earnings per common
       share                                                   12


     PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

      AG SERVICES OF AMERICA, INC.

        CONDENSED BALANCE SHEETS

                 ASSETS                           May 31,   February 29,
                                                    1996        1996*
                                                (Unaudited)
                                                ----------  ------------
CURRENT ASSETS
  Cash                                            $175,050   $1,808,778
  Customer notes receivable, less allowance for
     doubtful notes and reserve for discounts
     May 31, 1996 $3,385,000; February 29, 1996
     $1,370,000                                 88,266,514   31,702,885
  Accounts receivable                              171,855      117,834
  Inventories                                    1,235,315    3,075,087
  Foreclosed assets held for sale                2,562,194    2,778,260
  Deferred income taxes, net                       543,000      543,000
  Other current assets                           1,433,863    4,550,900
                                               -----------  -----------
       Total current assets                    $94,387,791  $44,576,744
                                               -----------  -----------
LONG-TERM RECEIVABLES AND OTHER ASSETS
  Customer notes receivable, less allowance for
     doubtful notes May 31, 1996 $1,395,000;
     February 29, 1996 $1,295,000               $8,983,221   $8,336,441
  Foreclosed assets held for sale                  530,102      574,805
  Debt issuance costs, less accumulated
     amortization May 31, 1996 $265,628; February 29,
     1996 $244,800                                 596,865      620,200
  Deferred income taxes, net                       477,000      477,000
                                               -----------  -----------
                                               $10,587,188  $10,008,446
                                               -----------  -----------
EQUIPMENT, less accumulated depreciation
  May 31, 1996 $627,698; February 29, 1996
  $603,607                                        $661,710     $601,115
                                              ------------  -----------
                                              $105,636,689  $55,186,305
                                              ============  ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable                                 $56,900,000  $19,850,000
  Excess of outstanding checks over bank
     balance                                     3,884,435       0
  Accounts payable                               7,679,620      471,291
  Accrued expenses                                 558,018      644,207
  Income taxes payable                             734,094       0
                                               -----------  -----------
          Total current liabilities            $69,756,167  $20,965,498
                                               -----------  -----------
LONG-TERM LIABILITIES
  7% covertible subordinated debentures        $13,760,000  $13,800,000
                                               -----------  -----------
STOCKHOLDERS' EQUITY
  Captial stock                                 $8,626,002   $8,499,003
  Retained earnings                             13,494,520   11,921,804
                                               -----------  -----------
                                               $22,120,522  $20,420,807
                                              ------------  -----------
                                              $105,636,689  $55,186,305
                                              ============  ===========
*Condensed from Audited Financial Statements.

See Notes to Condensed Financial Statements.

           AG SERVICES OF AMERICA, INC.

     UNAUDITED CONDENSED STATEMENTS OF INCOME
     Three Months Ended May 31, 1996 and 1995

                                                         1996         1995
                                                      -----------  -----------
Net revenues:
  Farm inputs                                         $64,260,085  $47,664,763
  Financing income                                      1,946,888    1,289,060
                                                      -----------  -----------
                                                      $66,206,973  $48,953,823
                                                      -----------  -----------
Cost of revenues:
  Farm inputs                                         $60,141,681  $44,348,579
  Financing expense                                       918,051      657,482
  Provision for doubtful notes                          1,060,865      802,410
                                                      -----------  -----------
                                                      $62,120,597  $45,808,471
                                                      -----------  -----------
     Income before operating
     expenses and income taxes                         $4,086,376   $3,145,352


Operating expenses                                      1,630,660    1,346,197
                                                       ----------   ----------
     Income before income taxes                        $2,455,716   $1,799,155


Federal and state income taxes                            883,000      651,000
                                                       ----------   ----------
     Net income                                        $1,572,716   $1,148,155
                                                       ==========   ==========
Earnings per common and common
equivalent share
   Primary                                                  $0.41        $0.31
                                                       ==========   ==========
   Fully diluted                                            $0.33        $0.25
                                                       ==========   ==========
Weighted average common and common
equivalent shares outstanding
   Primary                                              3,852,867    3,676,672
                                                       ==========    =========
   Fully diluted                                        5,354,621    5,168,530
                                                       ==========    =========

See Notes to Condensed Financial Statements


           AG SERVICES OF AMERICA, INC.

   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
     Three Months Ended May 31, 1996 and 1995

                                                         1996         1995
                                                       ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                        $1,572,716   $1,148,155
     Adjustments to reconcile net income to net cash
       (used in) operating activities:
          Depreciation                                     53,562       42,641
          Amortization                                     21,600       21,600
          Deferred taxes                                        0      (20,000)
          (Gain) loss on sale of equipment                 (2,547)           0
          Change in assets and liabilities            (44,451,390) (33,571,472)
                                                     ------------ -------------
             Net cash (used in) operating activities ($42,806,059)($32,379,076)
                                                     ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from the sale of equipment                   $7,000           $0
     Purchase of equipment                               (118,610)     (66,274)
     (Increase) decrease in foreclosed assets held for
        sale                                              260,769   (1,403,957)
                                                         --------  ------------
             Net cash provided by (used in) investing    $149,159  ($1,470,231)
               activities                                --------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short-term borrowings              $38,300,000  $31,650,000
     Principal payments on short-term borrowings       (1,250,000)      0
     Increase in excess of outstanding checks over
       bank balance                                     3,884,435    2,042,450
     Proceeds from issuance of capital stock upon
       exercise of options                                 87,625        8,350
     Proceeds from issuance of capital stock under
       stock purchase plan                                  1,112            0
                                                      -----------  -----------
            Net cash provided by financing activities $41,023,172  $33,700,800
                                                      -----------  -----------
                    (Decrease) in cash                ($1,633,728)   ($148,507)

CASH
     Beginning                                          1,808,778      326,545
                                                       ----------   -----------
     Ending                                              $175,050     $178,038
                                                       ==========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Cash payments for:
         Interest                                        $967,200     $289,866
         Income taxes                                     $41,900      $33,000

See Notes to Condensed Financial Statements.

                              AG SERVICES OF AMERICA, INC.

                              STATEMENTS OF STOCKHOLDERS' EQUITY
                              Quarter Ended May 31, 1996
                              (Unaudited)

                                        Capital Stock
                                        --------------------
                                          Shares                   Retained
                                          Issued      Amount       Earnings      Total
                                        --------      ------       --------      -----
Balance, February 29, 1996               3,611,350   $8,499,003   $11,921,804   $20,420,807
    Net income                               0            0         1,572,716     1,572,716
     Issuance of 11,650 shares of capital
      stock upon the exercise               11,650       87,625           0          87,625
     Issuance of 100 shares of capital
      stock under employee stock
      purchase plan                            100        1,112           0           1,112
     Issuance of 4,324 shares of capital
      stock upon conversion of
      subordinated debentures                4,324       38,262           0          38,262
                                         ---------    ---------    ----------    ----------
Balance, May 31, 1996                    3,627,424    8,626,002    13,494,520    22,120,522
                                         =========    =========    ==========    ==========

See Notes to Condensed Financial Statements.

                  AG SERVICES OF AMERICA, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


Note 1.   Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 29, 1996. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997.

Note 2.   Commitments and Contingencies

          Commitments:

               In the normal course of business, the Company makes various commitments which are not reflected in the accompanying condensed financial statements. These include various commitments to extend credit to customers. At May 31, 1996 and February 29, 1996 the Company had approximately $48,263,000 and $37,640,000, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

          Contingencies:

               The Company is named in lawsuits in the ordinary course of business. Counsel for the Company have advised the Company, while the outcome of various legal proceedings is not certain, it is unlikely that these proceedings will result in any recovery which will materially affect the financial position or operating results of the Company.

               The availability of lines of credit to finance operations and the existence of a multi-peril crop insurance program are essential to the Company's operations. If the federal multi-peril crop insurance program currently in existence were terminated or negatively modified and no comparable private or government program were established, this could have a material adverse effect on the Company's future operations. The government has from time to time evaluated the federal multi-peril insurance program and is likely to review the program in the future, and there can be no assurance of the outcome of such evaluations.

Note 3.   Earnings per Common and Common Equivalent Share

          Earnings per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each respective period.

Note 4.   Subsequent Event

          On June 7, 1996, the Company called for redemption or conversion all of its outstanding 7% Convertible Subordinated Debentures due 2003 (the "Debentures").
          From June 7, 1996 through July 10, 1996, the redemption date, the Company issued 1,483,345 shares of common stock upon conversion of $13,721,000 of Debentures and redeemed $39,000 of Debentures as full settlement of all $13,760,000 of the Debentures outstanding at May 31, 1996.

                  AG SERVICES OF AMERICA, INC.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three months ended May 31, 1996 and 1995. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                                                  Percentage
                                               of Net Revenues
                                              ------------------
                                              Three Months Ended
                                                    May 31,
                                              -------------------
                                                1996       1995
                                              ---------  --------
Net Revenues:
  Farm Inputs                                     97.1%     97.4%
  Financing income                                 2.9%      2.6%
                                              ---------  ---------
                                                 100.0%    100.0%
                                              ---------  ---------
Cost of revenues:
  Farm Inputs                                     90.8%     90.6%
  Financing expense                                1.4%      1.4%
  Provision for doubtful notes                     1.6%      1.6%
                                              ---------   --------
                                                  93.8%     93.6%
                                              ---------   --------
Income before operating expenses
  and income taxes                                 6.2%      6.4%

Operating expenses                                 2.5%      2.7%
                                              ---------   --------
Income before income taxes                         3.7%      3.7%

Federal and state income taxes                     1.3%      1.4%
                                              ---------   --------
Net Income                                         2.4%      2.3%
                                              =========   ========

Net Revenues:

Net revenues increased $17.3 million or 35.2% during the three months ended May 31, 1996, compared with the three months ended May 31, 1995. The Company reached this record level through increased market penetration in the Company's twenty-eight state market area.

Cost of Revenues:

The total cost of revenues increased to 93.8% of net revenues for the three months ended May 31, 1995. The increase in total cost of revenues as a percentage of net revenues was attributable to the decrease in gross margin on the sale of farm inputs but was partially offset by an increase in gross margin on financing income. The gross margin on the sale of farm inputs, alone, decreased to 6.4% for the three months ended May 31, 1996 from 7.0% for the three months ended May 31, 1995. The decrease in gross margin on the sale of farm inputs was primarily the result of increased volume discounts given to customers on seed sales as well as a decline in higher margin cotton seed sales (the Company has reduced marketing efforts in part of its Southern markets) and an increase in lower margin potato seed sales. The higher amount of volume discounts given was the result of the increase in average customer size pushing individual discount volumes into a higher standard industry discount level. Also contributing to the increased volume discounts was the fact that farmers purchased more seed due to fears of U.S. seed inventories being at or near record low levels. In addition to seed discounts, a change in sales mix from higher to lower margin farm inputs caused margins to decline further. The gross margin on financing income, alone, increased to 52.8% for the three months ended May 31, 1996 from 49.0% for the three months ended May 31, 1995. The increase in gross margin on financing income was primarily the result of interest income collected and recorded on customer notes receivable accounts that were previously classified as impaired (nonaccrual) in terms of their collectibility. The provision for doubtful notes was 1.6% of net revenues for the three months ended May 31, 1996 and 1995.

Operating Expenses:

Operating expenses decreased to 2.5% of net revenues for the three months ended May 31, 1996 from 2.7% of net revenues for the three months ended May 31, 1995. This decrease is the result of operating expenses increasing at a lower rate (21.1%) than net revenues (35.2%) for the three months ended May 31, 1996 due to economies experienced as a result of the Company's developed infrastructure. The increase in operating expense is attributed primarily to the Company's growth. Payroll and payroll related expenses increased to $1,086,712 for the three months ended May 31, 1996 from $895,856 for the three months ended May 31, 1995.

Net Income:

Net income increased 37.0% to $1,572,716 for the three months ended May 31, 1996 from $1,148,155 for the three months ended May 31, 1995. The increase is attributable to the increase in net revenues and the decrease in operating expenses as a percentage of net revenues.

Inflation:

The Company does not believe the Company's net revenues and income from continuing operations were significantly impacted by inflation or changing prices in fiscal 1996 or the first quarter of fiscal
1997.

Seasonality:

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for fiscal 1996 and the first quarter of fiscal 1997. This information is derived from unaudited financial statements which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.

                               Fiscal 1996 Quarter Ended
                  --------------------------------------------------
                   May 31      August 31    November 30  February 29
                  ---------   ----------   ------------ ------------
                              (Dollars in thousands)
Net revenues       $48,954       $39,436      $12,006      $14,290

Net income          $1,148        $1,359         $538          $88

                             Fiscal 1997 Quarter Ended
                --------------------------------------------------
                 May 31      August 31    November 30  February 29
                -------     ----------   ------------ ------------
                              (Dollars in thousands)
Net revenues       $66,207

Net income          $1,573


The Company's primary target market experienced a particularly cool and wet spring in 1996. These were also the conditions experienced in the spring of 1995, as a result, planting was delayed resulting in a delay in the Company's normal pattern of revenues in fiscal 1997 and 1996.

Liquidity and Capital Resources:

At May 31, 1996, the Company had working capital of $24,632,000 an increase of $2,119,000 over a year ago and an increase of $1,021,000 since February 29, 1996. The components of this net increase, since February 29, 1996, were (i) $1,051,000 resulting from operating activities, consisting of approximately $1,573,000 in net income, $54,000 in depreciation, $22,000 in amortization, and the remainder from the net change in other working capital items, (ii) capital expenditures of approximately $119,000 related to the acquisition of equipment and furniture, and (iii) net proceeds of $89,000 from the issuance of common stock under the stock purchase plan and upon stock options exercised.

In April 1996, the Company negotiated a $100,000,000 bank line of credit through February 1998. The line was increased from $72,000,000 the previous year. The Company's bank line of credit can be drawn upon based on a percentage of customer notes receivable. The total outstanding under the line of credit agreement as of May 31, 1996 was $56,900,000, with an additional maximum amount available on its line of credit of approximately $10.4 million based on a percentage of customer notes receivable as provided by the line of credit agreement. The Company's loan agreement for its line of credit contains numerous restrictive covenants, including among others: payment of dividends restricted to an aggregate of $100,000, mergers, issuance of stock and loans to shareholders; requirements for the maintenance of certain financial ratios and total stockholders' equity. The Company was in compliance with these covenants at May 31, 1996.

In April 1993, the Company completed the public offering of $13.8 million (including $1.8 million as a result of over-allotments) principal amount of 7% Convertible Subordinated Debentures due 2003. Interest is paid semi-annually on May 31 and November 30 of each year and is convertible into Common Stock of the Company at $9.25 per share, subject to adjustment under certain conditions, at any time prior to maturity, unless previously redeemed or repurchased. At May 31, 1996 the balance of the Debentures was $13,760,000.

On June 7, 1996, the Company called for redemption or conversion all of its outstanding 7% Convertible Subordinated Debentures due 2003 (the "Debentures"). From June 7, 1996 through July 10, 1996, the redemption date, the Company issued 1,483,345 shares of common stock upon conversion of $13,721,000 of Debentures and redeemed $39,000 of Debentures as full settlement of all $13,760,000 of the Debentures outstanding at May 31, 1996.

Management believes that the financial resources available to it, including its bank line of credit, trade credit, its equity, and internally generated funds, will be sufficient to finance the Company and its operations in the foreseeable future. The Company currently has no significant capital commitments.

"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995

Information contained in this report, other than historical information, should be considered forward looking which reflect Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions within the agriculture industry; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; changes in weather conditions; changes in agricultural regulations; and other risks detailed in the Company's Securities and Exchange Commission filings.

                  AG SERVICES OF AMERICA, INC.

                   PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              (11) Statement re computation of earnings per common
                   share is attached.

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the period covered by this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AG SERVICES OF AMERICA, INC.
                                        (Registrant)


                               \s\Gaylen D. Miller
                              Gaylen D. Miller
                              President & Chief Executive Officer
                              (Principal Financial and Accounting
                              Officer)

Date:  July 11, 1996

           AG SERVICES OF AMERICA, INC.

                    EXHIBIT 11
COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

                                                     Three Months Ended
                                                        May 31,
                                                    -----------------------
                                                         1996         1995
                                                    ----------     --------
Computation of weighted average number of common
    shares outstanding and common equivalent shares:
Primary:
    Common shares outstanding at beginning of the
      period                                            3,611,350    3,482,634
    Weighted average common shares issued during
      the period                                            7,160        1,068
    Weighted average common shares issued under
      the stock purchase plan this period                     100            0
    Weighted average common shares issued due to
      7% subordinated debenture conversion this
      period                                                   47            0
     Weighted average of the common equivalent
       shares computed using the treasury stock
       method using the average market price during
       the period:
                    Options (1)                           234,210      147,864
                    Warrants                                    0       45,106
                                                        ---------    ----------
Weighted average number of common and common
    equivalent shares                                   3,852,867    3,676,672
                                                       ==========   ===========
Net income                                             $1,572,716   $1,148,155
                                                       ==========   ===========
Earnings per common and common equivalent share             $0.41        $0.31
                                                       ==========   ===========
Fully diluted:
    Common shares outstanding at beginning of the
      period                                            3,611,350    3,482,634
    Weighted average common shares issued during
      the period                                            7,160        1,068
    Weighted average common shares issued under
      the stock purchase plan this period                     100            0
    Weighted average common equivalent shares
      computed using the treasury stock method
      using the greater of the quarter end market price
      or average market price during the period:
                   Options (1)                            244,119      147,830
                   Warrants                                     0       45,106
    Assumed conversion of $13.8 million 7% convertible
        subordinated debentures (2)                     1,491,892    1,491,892
                                                       ----------    ---------
                                                        5,354,621    5,168,530
                                                       ==========    =========
Net income                                             $1,572,716   $1,148,155
    Add:  Interest on $13.8 million 7% convertible
                 subordinated debentures, net of income
                 tax effect                               154,077      154,077
              Amortization of debt issuance costs, net of
                  income  tax effect                       13,781       13,781
                                                       ----------   ----------
Total                                                  $1,740,574   $1,316,013
                                                       ==========   ==========
Earnings per common and common equivalent share             $0.33        $0.25
                                                       ==========   ==========
(1)  Some of the stock options have not been included because they are antidilu
(2) Assumes conversion at the date of issuance on April 23, 1993.