Form 10-Q
period 1996-08-31
AG SERVICES OF AMERICA INC
filed 1996-10-15
CIK 875354

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended      August 31, 1996

Commission File Number:       000-19320

                     Ag Services of America, Inc.
     (Exact name of registrant as specified in its charter)

             Iowa                              42-1264455
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)         Identification No.)

 2302 West First Street, Cedar Falls, Iowa           50613
  (Address of principal executive offices)        (Zip Code)

                      (319) 277-0261
      (Registrant's telephone number, including area code)

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

5,116,669 common shares were outstanding as of October 11, 1996.

                  AG SERVICES OF AMERICA, INC.

                              INDEX

                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements:
Condensed balance sheets, August 31, 1996 (unaudited) and
   February 29, 1996                                          1
Unaudited condensed statements of income, three months and
   six months ended August 31, 1996 and 1995                  2
Unaudited condensed statements of cash flows, six months
   ended August 31, 1996 and 1995                             3
Statement of stockholders' equity, six months ended
   August 31, 1996 (unaudited)                                4
Notes to condensed financial statements (unaudited)          5-6

Item 2.  Management's discussion and analysis of financial
   condition and results of operations                      7-10


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
           Holders                                            11

Item 6.  Exhibits and reports on form 8-K:                    11
    (a)  Exhibits
         (11)  Statement re computation of earnings
               per common share                               12


     PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

      AG SERVICES OF AMERICA, INC.

        CONDENSED BALANCE SHEETS

                 ASSETS                             August 31,  February 29,
                                                       1996        1996*
                                                   (Unaudited)
                                                   -----------  -----------
CURRENT ASSETS
  Cash                                                $241,533  $1,808,778
  Customer notes receivable, less allowance for
     doubtful notes and reserve for discounts
     August 31, 1996 $4,097,000; February 29, 1996
     $1,370,000                                    126,683,713  31,702,885
  Accounts receivable                                   31,271     117,834
  Inventories                                        1,152,344   3,075,087
  Foreclosed assets held for sale                    1,150,110   2,778,260
  Deferred income taxes, net                           558,000     543,000
  Other current assets                                 980,378   4,550,900
                                                  ------------ -----------
       Total current assets                       $130,797,349 $44,576,744
                                                  ------------ -----------

LONG-TERM RECEIVABLES AND OTHER ASSETS
  Customer notes receivable, less allowance for
     doubtful notes August 31, 1996 $1,526,000;
     February 29, 1996 $1,295,000                  $9,822,362   $8,336,441
  Foreclosed assets held for sale                     237,951      574,805
  Debt issuance costs, less accumulated
     amortization August 31, 1996 $0; February 29,
     1996 $244,800                                          0      620,200
  Deferred income taxes, net                          492,000      477,000
                                                  -----------  -----------
                                                  $10,552,313  $10,008,446
                                                  -----------  -----------

EQUIPMENT, less accumulated depreciation
  August 31, 1996 $663,671; February 29, 1996
  $603,607                                           $640,336     $601,115
                                                 ------------  -----------
                                                 $141,989,998  $55,186,305
                                                 ============  ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable                                   $92,700,000   $19,850,000
  Excess of outstanding checks over bank balance   1,524,639           0
  Accounts payable                                 8,855,264       471,291
  Accrued expenses                                 1,327,684       644,207
  Income taxes payable                               696,194           0
                                                ------------   -----------
          Total current liabilities             $105,103,781   $20,965,498
                                                ------------   -----------

LONG-TERM LIABILITIES
  7% covertible subordinated debentures             $0         $13,800,000
                                               -------------   -----------

STOCKHOLDERS' EQUITY
  Captial stock                                  $21,756,700    $8,499,003
  Retained earnings                               15,129,517    11,921,804
                                               -------------   -----------
                                                 $36,886,217   $20,420,807
                                                ------------   -----------
                                                $141,989,998   $55,186,305
                                                ============   ===========
*Condensed from Audited Financial Statements.

See Notes to Condensed Financial Statements.

            AG SERVICES OF AMERICA, INC.

      UNAUDITED CONDENSED STATEMENTS OF INCOME
                                              Three Months Ended August 31,  Six Months Ended August 31,
                                               1996            1995           1996           1995
Net revenues:
  Farm inputs                                 $46,128,641      $36,785,393   $110,388,726    $84,450,156
  Financing income                              3,502,315        2,650,249      5,449,203      3,939,309
                                              -----------      -----------   ------------    -----------
                                              $49,630,956      $39,435,642   $115,837,929    $88,389,465
                                              -----------      -----------   ------------    -----------
Cost of revenues:
  Farm inputs                                 $43,128,273      $33,951,061   $103,269,954    $78,299,640
  Financing expense                             1,619,390        1,456,977      2,537,441      2,114,459
  Provision for doubtful notes                    800,059          645,000      1,860,924      1,447,410
                                              -----------      -----------   ------------    -----------
                                              $45,547,722      $36,053,038   $107,668,319    $81,861,509
                                              -----------      -----------   ------------    -----------
     Income before operating
     expenses and income taxes                 $4,083,234       $3,382,604     $8,169,610      $6,527,956


Operating expenses                              1,531,237        1,256,005      3,161,897       2,602,202
                                              -----------       ----------    -----------     -----------
     Income before income taxes                $2,551,997       $2,126,599     $5,007,713      $3,925,754


Federal and state income taxes                    917,000          768,000      1,800,000       1,419,000
                                              -----------       ----------    -----------     -----------
     Net income                                $1,634,997       $1,358,599     $3,207,713      $2,506,754
                                              ===========       ==========    ===========     ===========
Earnings per common and common
equivalent share
   Primary                                          $0.39            $0.37           $0.79           $0.68
                                              ===========       ==========    ============    ============
   Fully diluted                                    $0.31            $0.30           $0.63           $0.55
                                              ===========       ==========    ============    ============
Weighted average common and common
equivalent shares outstanding
   Primary                                      4,221,940        3,655,510        4,035,981      3,664,575
                                              ===========       ==========    =============   ============
   Fully diluted                                5,337,086        5,169,175        5,337,137      5,169,706
                                              ===========       ==========    =============   ============

See Notes to Condensed Financial Statements

            AG SERVICES OF AMERICA, INC.

    UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
      Six Months Ended August 31, 1996 and 1995

                                                            1996         1995
                                                          ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                           $3,207,713   $2,506,754
     Adjustments to reconcile net income to net
          cash (used in) operating activities:
          Depreciation                                       106,229       85,288
          Amortization                                        21,600       43,200
          Deferred income taxes                              (30,000)     (20,000)
          (Gain) loss on sale of equipment                    (3,553)      (1,327)
          Change in assets and liabilities               (81,123,276) (66,124,129)
                                                        ------------- ------------
               Net cash (used in) operating activity    ($77,821,287)($63,510,214)
                                                        ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of equipment                         $14,200       $5,000
     Purchase of equipment                                  (156,097)     (81,056)
    (Increase) decrease in foreclosed assets held for sale 1,965,004   (3,031,663)
                                                        ------------- ------------
               Net cash provided by (used in) investing   $1,823,107  ($3,107,719)
                                                        ------------- ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short-term borrowings                 $74,100,000  $64,250,000
     Principal payments on short-term borrowings          (1,250,000)           0
     Net payments on conversion or redemption of convertible
         subordinated debentures                             (49,266)           0
     Increase in excess of outstanding checks over bank
         balance                                           1,524,639    2,052,186
     Proceeds from the issuance of capital stock upon
         exercise of options                                  98,825       42,302
     Proceeds from the issuance of capital stock under
         stock purchase plan                                   6,737            0
                                                         -----------  -----------
               Net cash provided by financing activities $74,430,935  $66,344,488
                                                         -----------  -----------
                    (Decrease) in cash                   ($1,567,245)   ($273,445)

CASH
     Beginning                                             1,808,778      326,545
                                                         -----------  -----------
     Ending                                                 $241,533      $53,100
                                                         ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Cash payments for:
         Interest                                         $1,843,600   $1,339,062
         Income taxes                                     $1,026,800     $962,500

See Notes to Condensed Financial Statements.

                              AG SERVICES OF AMERICA, INC.

                              STATEMENTS OF STOCKHOLDERS' EQUITY
                              Six Months Ended August 31, 1996
                              (Unaudited)

                                                     Capital Stock

                                             Shares                    Retained
                                             Issued     Amount         Earnings     Total
Balance, February 29, 1996                3,611,350   $8,499,003     $11,921,804  $20,420,807
    Net income                                    0          0         3,207,713    3,207,713
     Issuance of 12,950 shares of capital
      stock upon the exercise of options     12,950       98,825              0        98,825
     Issuance of 600 shares of capital
      stock under employee stock
      purchase plan                             600        6,737              0         6,737
     Issuance of 1,487,669 shares of capital
      stock upon conversion of
      subordinated debentures             1,487,669   13,152,135              0    13,152,135
                                          ---------   ----------      ----------  -----------
Balance, August 31, 1996                  5,112,569   21,756,700      15,129,517   36,886,217
                                          =========   ==========      ==========   ==========

See Notes to Condensed Financial Statements.

                  AG SERVICES OF AMERICA, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)

Note 1.   Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 29, 1996. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three and six month periods ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997.

Note 2.   Commitments and Contingencies

          Commitments:

          In the normal course of business, the Company makes various commitments which are not reflected in the
          accompanying condensed financial statements.   These
          include various commitments to extend credit to customers. At August 31, 1996 and February 29, 1996 the Company had approximately $18,520,000 and $37,640,000, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

          Contingencies:

          The Company is named in lawsuits in the ordinary course of business. Counsel for the Company have advised the Company, while the outcome of various legal proceedings is not certain, it is unlikely that these proceedings will result in any recovery which will materially affect the financial position or operating results of the Company.

          The availability of lines of credit to finance operations and the existence of a multi-peril crop insurance program are essential to the Company's operations. If the

                  AG SERVICES OF AMERICA, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


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

                   AG SERVICES OF AMERICA, INC.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three and six months ended August 31, 1996 and 1995. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                                 Percentage        Percentage
                             of Net Revenues     of Net Revenues
                            ------------------   ----------------
                            Three Months Ended   Six Months Ended
                                August 31,          August 31,
                            ------------------   ----------------
                              1996      1995      1996     1995
                            --------   -------   ------  --------
Net Revenues:
 Farm inputs                   92.9%     93.3%     95.3%    95.5%
 Financing Income               7.1%      6.7%      4.7%     4.5%
                              ------    ------    ------   ------
                              100.0%    100.0%    100.0%   100.0%
                              ------    ------    ------   ------
Cost of Revenues:
 Farm inputs                   86.9%     86.1%     89.1%    88.6%
 Financing expense              3.3%      3.7%      2.2%     2.4%
 Provision for doubtful
  notes                         1.6%      1.6%      1.6%     1.6%
                              ------    ------    ------    -----
                               91.8%     91.4%     92.9%    92.6%
                              ------    ------    ------    -----
Income before operating
 expenses and income taxes      8.2%      8.6%      7.1%     7.4%

Operating expenses              3.1%      3.2%      2.7%     3.0%
                              ------    ------    ------    -----
Income before income taxes      5.1%      5.4%      4.4%     4.4%

Federal and state income
 taxes                          1.8%      2.0%      1.6%     1.6%
                              ------    ------    ------    -----
Net income                      3.3%      3.4%      2.8%     2.8%
                            ========  ========  ======== ========


Net Revenues:

Net revenues increased $10.2 million or 25.9% during the three months ended August 31, 1996, compared with the three months ended August 31, 1995. Net revenues increased $27.4 million or 31.1% during the six months ended August 31, 1996, compared with the six months ended August 31, 1995. The Company reached this record level through increased marketing and sales efforts in our 28 state market area.

Cost of Revenues:

The total cost of revenues increased slightly from 91.4% and 92.6% of net revenues for the three and six months ended August 31, 1995, respectively, to 91.8% and 92.9% of net revenues for the three and six months ended August 31, 1996. The increase in total cost of revenues as a percentage of net revenues was due to the decrease in gross margin on the sale of farm inputs, but was offset by an increase in gross margin on financing income. The gross margin on the sale of farm inputs alone, decreased to 6.50% and 6.45% for the three and six months ended August 31, 1996, respectively, from 7.71% and 7.28% for the three and six months ended August 31, 1995. The decline in gross margin on the sale of farm inputs was primarily the result of a change in product mix from higher to lower margin farm inputs. This change in the sales mix was due to planned marketing changes for the 1996 crop year. The Company focused its marketing efforts in the midwest corn belt and panhandle regions of Texas with much less emphasis in the southern cotton producing areas where collection experience has been less favorable. The effects of these geographic changes were noticeable as the product mix changed from highly chemical dependent southern cotton regions to highly irrigation dependent western corn belt and Texas panhandle regions resulting in lower overall product margins. In addition to sales mix changes, the decline in farm input margins was from larger seed volume discounts granted to customers in the current year relative to the prior year due to growth of the average size of our customers. The gross margin on financing income increased to 53.8% and 53.4% for the three and six months ended August 31, 1996, from 45.0% and 46.3% for the three and six months ending August 31, 1995. This increase resulted from the conversion of Ag Services' 7% Convertible Subordinated Debentures into common stock during the second quarter of fiscal 1997. This conversion allowed for a pretax interest savings of $241,500 over the second quarter of fiscal 1996. The increase in gross margin on financing income was also due to interest income collected and recorded on customer notes receivable accounts that were previously classified as impaired (nonaccrual) in terms of their collectibility. The provision for doubtful notes was 1.6% of net revenues for the three and six months ended August 31, 1996 and 1995.

Operating Expenses:

Operating expenses decreased to 3.1% and 2.7% of net revenues for the three and six months ended August 31, 1996, respectively, from 3.2% and 3.0% of net revenues for the three and six months ended August 31, 1995. This decrease is a result of the Company's operating expenses increasing at a lower rate (21.9% and 21.5%) than net revenues (25.9% and 31.1%) for the three and six months ended August 31, 1996 due to efforts by management to control spending. The increase in operating expense is attributed primarily to the increase in payroll and payroll related expenses due to the Company's growth. Payroll and payroll related expenses increased to $1,049,309 and $2,136,021 for the three and six months ended August 31, 1996, respectively, from $837,137 and $1,732,993 for the three and six months ended August 31, 1995.

Net Income:

Net income increased 20.3% to $1,634,997 for the three months ended August 31, 1996 from $1,358,599 for the three months ended August 31, 1995 and 28.0% to $3,207,713 for the six months ended August 31, 1996 from $2,506,754 for the six months ended August 31, 1995. The increase in net income is attributable to the increase in net revenues and the decline in operating expenses as a percentage of net revenues.

Inflation:

The Company does not believe the Company's net revenues and income from continuing operations were significantly impacted by inflation or changing prices in fiscal 1996 or the first six months of fiscal 1997.

Seasonality:

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for fiscal 1996 and the first two quarters of fiscal 1997. This information is derived from unaudited financial statements which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.

                             Fiscal 1996 Quarter Ended
                    ----------------------------------------------
                     May 31    August 31  November 30  February 29
                    -------    ---------  -----------  -----------
                               (Dollars in thousands)
Net revenues        $48,954     $39,436      $12,007     $14,289

Net income           $1,148      $1,359         $539         $87

                             Fiscal 1997 Quarter Ended
                    ----------------------------------------------
                     May 31    August 31  November 30  February 29
                    -------    --------- ------------  -----------
                               (Dollars in thousands)
Net revenues        $66,207     $49,631

Net income           $1,573      $1,635

The Company's primary target market experienced a particularly cool and wet spring in 1996. These were also the conditions experienced in the spring of 1995, as a result, planting was delayed resulting in a delay in the Company's normal pattern of revenues in fiscal 1997 and 1996.


Liquidity and Capital Resources:

At August 31, 1996, the Company had working capital of $25,694,000 an increase of $3,845,000 over a year ago and an increase of $2,083,000 since February 29, 1996. The components of this net increase, since February 29, 1996, were (i) $2,166,000 resulting from operating activities, consisting of approximately $3,208,000 in net income, $106,000 in depreciation, $22,000 in amortization, and the remainder from a net change in other working capital items,
(ii) capital expenditures of approximately $189,000 related to the acquisition of equipment and furniture, and (iii) net proceeds of $106,000 from the issuance of common stock upon exercise of options and sales of stock through the employee stock purchase plan.

In April 1996, the Company negotiated a $100,000,000 bank line of credit through February 1998. The line was increased from $72,000,000 the previous year. The Company's bank line of credit can be drawn upon based on a percentage of customer notes receivable. The total outstanding under the line of credit agreement as of August 31, 1996 was $92,700,000, with an additional maximum amount available on its line of credit of approximately $4.4 million based on a percentage of customer notes receivable as provided by the line of credit agreement. The Company's loan agreement for its line of credit contains numerous restrictive covenants, including among others: payment of dividends restricted to an aggregate of $100,000, mergers, issuance of stock and loans to shareholders; requirements for the maintenance of certain financial ratios and total stockholders' equity. The Company was in compliance with these covenants at August 31, 1996.

In April 1993, the Company completed the public offering of $13.8 million (including $1.8 million as a result of over-allotments) principal amount of 7% Convertible Subordinated Debentures due 2003. Interest is paid semi-annually on May 31 and November 30 of each year and is convertible into Common Stock of the Company at $9.25 per share, subject to adjustment under certain conditions, at any time prior to maturity, unless previously redeemed or repurchased. At August 31, 1996, the balance of the Debentures was $0.

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

Management believes that the financial resources available to it, including its bank line of credit, trade credit, its equity, and internally generated funds, will be sufficient to finance the Company and its operations in the foreseeable future. The Company currently has not significant capital commitments.

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

                   AG SERVICES OF AMERICA, INC.
                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on August 6, 1996. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At such meeting, management's entire slate of six Directors was elected for a one year term, (until the Company's 1997 Annual Meeting), and until the directors' respective successors are duly elected and qualified;
                                           Votes         Votes
          Director Name                   in Favor      Withheld
          -------------                   --------      --------
          Gaylen D. Miller                3,544,571        7,000
          Henry C. Jungling, Jr.          3,544,571        7,000
          Kevin D. Schipper               3,544,571        7,000
          James D. Gerson                 3,544,271        7,300
          Michael Lischin                 3,544,471        7,100
          Ervin J. Mellema                3,544,171        7,400

          In addition, a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the fiscal year ending February 28, 1997 was approved by a vote of 3,523,040 votes in favor, 21,306 votes against, and 7,225 votes abstaining.

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


                           AG SERVICES OF AMERICA, INC.
                                   (Registrant)

                         /s/ Gaylen D. Miller
                         Gaylen D. Miller
                         President and Chief Executive Officer
                         (Principal Financial & Accounting Officer)
Date: October 14, 1996

            AG SERVICES OF AMERICA, INC.

                     EXHIBIT 11
COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


                                                            Three Months Ended         Six Months Ended
                                                               August 31,                 August 31,
                                                          -----------------------    ----------------------
                                                             1996         1995          1996         1995
                                                            -------     ------        ---------    ---------
Computation of weighted average number of common
    shares outstanding and common equivalent shares:
Primary:
    Common shares outstanding at beginning of the period   3,627,424    3,484,184     3,611,350    3,482,634
    Weighted average common shares issued during the period      801        3,704         9,906        3,202
    Weighted average common shares issued under the stock
        purchase plan this period                                103            0           152            0
    Weighted average common shares issued due to conversion
        of the 7% subordinated convertible debentures this
        period                                               368,200            0       186,632            0
    Weighted average of the common equivalent shares
        computed using the treasury stock method using
        the average market price during the period:
                    Options (1)                              225,412      127,839       227,941      136,184
                    Warrants                                       0       39,783             0       42,555
                                                           ---------    ---------     ---------    ---------
Weighted average number of common and common
    equivalent shares                                      4,221,940    3,655,510     4,035,981    3,664,575
                                                          ==========   ==========    ==========   ==========
Net income                                                $1,634,997   $1,358,599    $3,207,713   $2,506,754
                                                          ==========   ==========    ==========   ==========
Earnings per common and common equivalent share                $0.39        $0.37         $0.79        $0.68
                                                          ==========   ==========    ==========   ==========
Fully diluted:
    Common shares outstanding at beginning of the period   3,627,424    3,484,184     3,611,350    3,482,634
    Common shares issued due to conversion of the 7%
        convertible debentures this period                 1,483,345            0     1,487,669            0
    Weighted average common shares issued during the period      801        3,704         9,906        3,202
    Weighted average common shares issued under the stock
        purchase plan this period                                103            0           152            0
    Weighted average of the common equivalent shares computed
        using the treasury stock method using the greater of
        the quarter end market price or average market price
        during the period:
                    Options (1)                              225,413      143,071       228,060      145,655
                    Warrants                                               46,324             0       46,323
    Assumed conversion of $13.8 million 7% convertible
        subordinated debentures (2)                                0    1,491,892             0    1,491,892
                                                          ----------    ---------     ---------    ---------
Weighted average number of common and common
    equivalent shares                                      5,337,086    5,169,175     5,337,137    5,169,706
                                                          ==========    =========     =========    =========
Net income                                                $1,634,997   $1,358,599    $3,207,713   $2,506,754
    Add:  Interest on $13.8 million 7% convertible
               subordinated debentures, net of income
                tax effect                                         0      154,077       154,077      308,154
              Amortization of debt issuance costs, net of
                income tax effect                                  0       13,781        13,781       27,562
                                                          ----------   ----------    ----------   ----------
Total                                                     $1,634,997   $1,526,457    $3,375,571   $2,842,470
                                                          ==========   ==========    ==========   ==========
Earnings per common and common equivalent share                $0.31        $0.30         $0.63        $0.55
                                                          ==========   ==========    ==========   ==========

(1)  Some of the stock options have not been included because they are antidilutive.
(2)  Assumes conversion at the date of issuance on April 23, 1993.