Form 10-Q
period 1996-11-30
AG SERVICES OF AMERICA INC
filed 1997-01-15
CIK 875354

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10-Q

                           (Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

For the period ended      November 30, 1996


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

                        Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

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

5,124,819 common shares were outstanding as of January 13, 1997.

                  AG SERVICES OF AMERICA, INC.

                              INDEX

                                                            Page

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Condensed balance sheets, November 30, 1996
      (unaudited) and February 29, 1996                       1
    Unaudited condensed statements of income,
      three months and nine months ended November 30,
        1996 and 1995                                         2
    Unaudited condensed statements of cash flows,
      nine months ended November 30, 1996 and 1995            3
    Statement of stockholders' equity, nine
      months ended November 30, 1996                          4
    Notes to condensed financial statements (unaudited)      5-6

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations            7-10


PART II.  OTHER INFORMATION


  Item 6.  Exhibits and reports on form 8-K:                  11
    (a)  Exhibits
         (11)  Statement re computation of earnings
               per common share                               12


                            PART I.  FINANCIAL INFORMATION
                             ITEM 1.  FINANCIAL STATEMENTS

                              AG SERVICES OF AMERICA, INC.

                                CONDENSED BALANCE SHEETS

                                                         November 30,  February 29,
                             ASSETS                          1996          1996  *
                                                          (Unaudited)
                                                          ------------- -------------
    CURRENT ASSETS
     Cash                                                  $3,756,555    $1,808,778
     Customer notes receivable, less allowance for
       doubtful notes and reserve for discounts November
       30, 1996 $3,570,000; February 29, 1996 $1,370,000   71,424,857    31,702,885
     Accounts receivable                                      324,248       117,834
     Inventories                                              821,165     3,075,087
     Foreclosed assets held for sale                        1,220,148     2,778,260
     Deferred income tax charges, net                         558,000       543,000
     Other current assets                                     626,080     4,550,900
                                                         ------------- -------------
                Total current assets                      $78,731,053   $44,576,744
                                                         ------------- -------------
    LONG-TERM RECEIVABLES AND OTHER ASSETS
     Customer notes receivable, less allowance for
       doubtful notes and reserve for discounts November
       30, 1996 $1,355,000; February 29, 1996 $1,295,000   $9,620,915    $8,336,441
     Foreclosed assets held for sale                          252,441       574,805
     Deferred debt issuance costs, less accumulated
       amortization November 30, 1996 $0;
       February 29, 1996 $244,800                                   0       620,200
     Deferred income tax charges, net                         492,000       477,000
                                                         ------------- -------------
                                                          $10,365,356   $10,008,446
                                                         ------------- -------------
    EQUIPMENT, less accumulated depreciation
     November 30, 1996 $706,845; February 29,
       1996 $603,607                                         $672,039      $601,115
                                                         ------------- -------------
                                                          $89,768,448   $55,186,305
                                                         ============= =============
         LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
     Note payable                                         $47,500,000   $19,850,000
     Accounts payable                                       3,247,822       471,291
     Accrued expenses                                       1,070,551       644,207
     Income taxes payable                                     151,956            --
                 Total current liabilities                $51,970,329   $20,965,498

    LONG-TERM LIABILITIES
     7% convertible subordinated debentures                        $0   $13,800,000
                                                         ------------- -------------
    STOCKHOLDERS' EQUITY
     Capital stock                                        $21,836,466    $8,499,003
     Retained earnings                                     15,961,653    11,921,804
                                                         ------------- -------------
                                                          $37,798,119   $20,420,807
                                                         ------------- -------------
                                                          $89,768,448   $55,186,305
                                                         ============= =============
    *Condensed from Audited Financial Statements.

    See Notes to Condensed Financial Statements.

                               AG SERVICES OF AMERICA, INC.

                          UNAUDITED CONDENSED STATEMENTS OF INCOME

                                  Three Months Ended         Nine Months Ended
                                     November 30,              November 30,
                                   1996         1995         1996          1995
                               ------------ ------------ ------------- -------------
    Net revenues:
     Farm inputs                $8,150,204   $9,369,447  $118,538,930   $93,819,603
     Financing income            3,251,402    2,637,193     8,700,605     6,576,502
                               ------------ ------------ ------------- -------------
                               $11,401,606  $12,006,640  $127,239,535  $100,396,105
    Cost of revenues:          ------------ ------------ ------------- -------------
     Farm inputs                $6,908,576   $8,093,100  $110,178,530   $86,392,740
     Financing expense           1,544,467    1,482,653     4,081,908     3,597,112
     Provision for doubtful
       notes                       183,274      188,000     2,044,198     1,635,410
                               ------------ ------------ ------------- -------------
                                $8,636,317   $9,763,753  $116,304,636   $91,625,262
                               ------------ ------------ ------------- -------------
     Income before operating
      expenses and income
      taxes                     $2,765,289   $2,242,887   $10,934,899    $8,770,843

    Operating expenses           1,508,153    1,394,262     4,670,050     3,996,464
                               ------------ ------------ ------------- -------------
     Income before income
       taxes                    $1,257,136     $848,625    $6,264,849    $4,774,379

    Federal and state income
       taxes                       425,000      310,000     2,225,000     1,729,000
                               ------------ ------------ ------------- -------------
     Net income                   $832,136     $538,625    $4,039,849    $3,045,379
                               ============ ============ ============= =============
    Earnings per common and
     common equivalent share:
      Primary                        $0.16        $0.14         $0.87         $0.83
                               ============ ============ ============= =============
      Fully diluted                  $0.16        $0.14         $0.79         $0.68
                               ============ ============ ============= =============
    Weighted average common
     and common equivalent
     shares outstanding:
      Primary                    5,330,214    3,737,048     4,622,806     3,689,673
                               ============ ============ ============= =============
      Fully diluted              5,363,210    5,228,733     5,358,276     5,190,405
                               ============ ============ ============= =============

    See Notes to Condensed Financial Statements.



                           AG SERVICES OF AMERICA, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                  Nine Months Ended November 30, 1996 and 1995

                                                             1996          1995
                                                         ------------- -------------
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                           $4,039,849    $3,045,379
      Adjustments to reconcile net income to net
        cash (used in) operating activities:
        Depreciation                                          162,873       132,669
        Amortization                                           21,600        64,800
        Deferred income taxes                                 (30,000)      (20,000)
        (Gain) loss on sale of equipment                         (774)       (1,327)
        Change in assets and liabilities                  (31,679,287)  (30,579,922)
                                                         ------------- -------------
            Net cash (used in) operating activities      ($27,485,739) ($27,358,401)
                                                         ------------- -------------
    CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of equipment                         $29,750        $5,000
      Purchase of equipment                                  (256,842)     (160,697)
      (Increase) decrease in foreclosed
        assets held for sale                                1,874,546    (1,957,649)
                                                         ------------- -------------
            Net cash (used in) investing activities        $1,647,454    (2,113,346)
                                                         ------------- -------------
    CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from short-term borrowings                 $78,425,000   $66,700,000
      Principal payments on short-term borrowings         (50,775,000)  (38,300,000)
      Net payments on conversion or redemption of
        convertible subordinated debentures                   (49,756)           --
      Increase in excess of outstanding checks
        over bank balance                                          --       206,708
      Proceeds from the issuance of capital stock
        exercise of options                                   173,275        80,863
      Proceeds from the issuance of capital stock
        upon exercise of warrants                                  --       527,997
      Proceeds from the issuance of capital stock
        under stock purchase plan                              12,543            --
                                                         ------------- -------------
            Net cash provided by financing activities     $27,786,062   $29,215,568
                                                         ------------- -------------
                        (Decrease) in cash                 $1,947,777     ($256,179)

    CASH
         Beginning                                          1,808,778       326,545
                                                         ------------- -------------
         Ending                                            $3,756,555       $70,366
                                                         ============= =============
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash payments for:
             Interest                                      $3,781,900    $3,574,000
             Income taxes                                  $1,996,000    $1,503,500

    See Notes to Condensed Financial Statements.




                           AG SERVICES OF AMERICA, INC.

                        STATEMENTS OF STOCKHOLDERS' EQUITY
                        Nine Months Ended November 30, 1996
                                  (Unaudited)

                               Capital Stock
                                  Shares                   Retained
                                  Issued       Amount      Earnings        Total
                               ------------ ------------ ------------- -------------
    Balance, February 29, 1996   3,611,350   $8,499,003   $11,921,804   $20,420,807
     Net income                        - -          - -     4,039,849     4,039,849
     Issuance of 21,150 shares
      of capital stock upon
      the exercise of options       21,150      173,275           - -       173,275
     Issuance of 1,100 shares
      of capital stock under
      employee stock purchase
      plan                           1,100       12,543            --        12,543
     Issuance of 1,487,669
      shares of capital stock
      upon conversion of sub-
      bordinated debentures      1,487,669   13,151,645            --    13,151,645
                               ------------ ------------ ------------- -------------
    Balance, November 30, 1996   5,121,269  $21,836,466   $15,961,653   $37,798,119
                               ============ ============ ============= =============

    See Notes to Condensed Financial Statements.

                  AG SERVICES OF AMERICA, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)

Note 1.   Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 29, 1996. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three and nine month periods ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997.

Note 2.   Commitments and Contingencies

          Commitments:

          In the normal course of business, the Company makes various commitments which are not reflected in the
          accompanying condensed financial statements.   These
          include various commitments to extend credit to customers. At November 30, 1996 and February 29, 1996 the Company had approximately $7,020,000 and $37,640,000, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

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

                  AG SERVICES OF AMERICA, INC.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three and nine months ended November 30, 1996 and 1995. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                                 Percentage        Percentage
                             of Net Revenues     of Net Revenues
                            ------------------  -----------------
                            Three Months Ended  Nine Months Ended
                               November 30,        November 30,
                            ------------------  -----------------
                              1996      1995      1996     1995
                            -------- ---------  -------  --------
Net Revenues:
 Farm inputs                   71.5%     78.0%     93.2%    93.4%
 Financing Income              28.5%     22.0%      6.8%     6.6%
                              ------    ------    ------   ------
                              100.0%    100.0%    100.0%   100.0%
                              ------    ------    ------   ------
Cost of Revenues:
 Farm inputs                   60.6%     67.4%     86.6%    86.1%
 Financing expense             13.5%     12.3%      3.2%     3.6%
 Provision for doubtful
  notes                         1.6%      1.6%      1.6%     1.6%
                               -----     -----     -----    -----
                               75.7%     81.3%     91.4%    91.3%
                               -----     -----     -----    -----
Income before operating
 expenses and income taxes     24.3%     18.7%      8.6%     8.7%

Operating expenses             13.3%     11.6%      3.7%     4.0%
                               -----     -----      ----     ----
Income before income taxes     11.0%      7.1%      4.9%     4.7%

Federal and state income
 taxes                          3.7%      2.6%      1.7%     1.7%
                               -----      ----      ----     ----
Net income                      7.3%      4.5%      3.2%     3.0%
                            ========  ========  ======== ========

Net Revenues:

Net revenues decreased $0.6 million or 5.0% to $11.4 million for the three months ended November 30, 1996, compared with $12.0 million for the three months ended November 30, 1995. Net revenues increased $26.8 million or 26.7% to $127.2 million for the nine months ended November 30, 1996, compared with $100.4 million for the nine months ended November 30, 1995. Financing income as a percentage of net revenues increased to 28.5% of net revenues for the three months ended November 30, 1996 from 22.0% of net revenues for the three months ended November 30, 1995 and increased to 6.8% of net revenues for the nine months ended November 30, 1996 from 6.6% of net revenues for the nine months ended November 30, 1995. The Company reached these record net revenue levels through the first three quarters of fiscal 1997, by increasing marketing and sales efforts in our 28 state market area.

Cost of Revenues:

The total cost of revenues decreased from 81.3% to 75.7% of net revenues for the three months ended November 30, 1995 and 1996, respectively and increased slightly from 91.3% to 91.4% for the nine months ended November 30, 1995 and 1996. The increase in total cost of net revenues for the nine months ended November 30, 1996 was due to a decrease in the gross margin on the sale of farm inputs, but was offset by an increase in gross margin on financing income. The gross margin on farm inputs, alone, increased to 15.2% from 13.6% for the three months ended November 30, 1996 and 1995. For the nine months ending November 30, 1996 and 1995, however, gross margin on farm inputs dropped to 7.1% in 1996 from 7.9% in 1995. The decline in gross margin on the sale of farm inputs was the result of a change in product mix from higher to lower margin farm inputs. This change in the sales mix was due to planned marketing changes for the 1996 crop year. The Company focused its marketing efforts in the midwest corn belt and panhandle regions of Texas with much less emphasis in southern cotton producing areas where collection experience has been less favorable. The effects of these geographic changes were noticeable as the product mix changed from highly chemical dependent southern cotton regions to highly irrigation dependent western corn belt and Texas panhandle regions resulting in lower overall product margins. In addition to sales mix changes, the decline in farm input margins was from larger seed volume discounts granted to customers in the current year relative to the prior year due to growth of the average size of our customers. The gross margin on financing income increased to 52.5% and 53.1% for the three and nine months ended November 30, 1996, from 43.8% and 45.3% for the three and nine months ending November 30, 1995. This increase resulted from the conversion of Ag Services' 7% Convertible Subordinated Debentures into common stock during the second quarter of fiscal 1997. This conversion allowed for a pretax interest savings of $483,000 in the second and third quarters of fiscal 1997, compared to the same six month period in fiscal 1996. The increase in gross margin on financing income was also due to interest income collected and recorded on customer note receivable accounts that were previously classified as impaired (nonaccrual) in terms of their collectibility. The provision for doubtful notes was 1.6% of net revenues for the three and nine months ended November 30, 1996 and 1995.

Operating Expenses:

Operating expenses decreased to 3.7% from 4.0% of net revenues for the nine months ended November 30, 1996 and 1995, and increased to 13.3% from 11.6% for the three months ended November 30, 1996 and 1995, respectively. The increase in operating expense is primarily due to the increase in payroll to $885,796 and $2,722,228 for the three and nine months ended November 30, 1996, respectively, from $735,591 and $2,226,593 for the three and nine months ended November 30, 1995. The increase is a result of the Company adding employees after November 30, 1995, most significantly an increased sales force as well as general wage rate increases to existing employees. The balance of the increase in operating expenses is attributed principally to the Company's growth.

Net Income:

Net income increased 54.9% to $832,136 for the three months ended November 30, 1996 from $538,625 for the three months ended November 30, 1995 and increased 32.7% to $4,039,849 for the nine months ended November 30, 1996 from $3,045,379 for the nine months ended November 30, 1995. The increase in net income is attributable to the increase in net revenues, improvement in the gross margin on financing income, and total operating expenses increasing at a lower rate than net revenues.

Inflation:

The Company does not believe the Company's net revenues and income from continuing operations were significantly impacted by inflation or changing prices in fiscal 1996 or the first three quarters of fiscal 1997.

Seasonality:

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for fiscal 1996 and the first three quarters of fiscal 1997. This information is derived from unaudited financial statements which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.

                             Fiscal 1996 Quarter Ended
                             -------------------------
                     May 31    August 31  November 30  February 29
                    -------   ----------  -----------  -----------
                               (Dollars in thousands)
Net revenues        $48,954     $39,436      $12,007     $14,289

Net income           $1,148      $1,359         $539         $87

                             Fiscal 1997 Quarter Ended
                             -------------------------
                     May 31    August 31  November 30  February 28
                     ------    ---------  -----------  -----------
                               (Dollars in thousands)
Net revenues        $66,207     $49,631      $11,402

Net income           $1,573      $1,635         $832

In the Company's primary target market, planting in the current year was ahead of spring 1995 planting due to planting delays experienced in a prior year. The delay in the prior year, caused by cool and wet weather, disrupted the Company's normal pattern of revenues, and resulted in revenue timing differences between the second and third quarters.

Liquidity and Capital Resources:

At November 30, 1996, the Company had working capital of $26,760,000 an increase of $3,771,000 over a year ago and an increase of $3,149,000 since February 29, 1996. The components of this net increase, since February 29, 1996, were (i) $3,220,000 resulting from operating activities, consisting of approximately $4,040,000 in net income, $163,000 in depreciation, $22,000 in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately $257,000 related to the acquisition of equipment and furniture, and (iii) net proceeds of $186,000 from the issuance of common stock upon exercise of options and sales of stock through the employee stock purchase plan.

In April 1996, the Company negotiated a $100,000,000 bank line of credit through February 1998. The line was increased from $72,000,000 the previous year. The Company's bank line of credit can be drawn upon based on a percentage of customer notes receivable. The total outstanding under the line of credit agreement as of November 30, 1996 was $47,500,000, with an additional maximum amount available on its line of credit of approximately $7.9 million based on a percentage of customer notes receivable as provided by the line of credit agreement. The Company's loan agreement for its line of credit contains numerous restrictive covenants, including among others: payment of dividends restricted to an aggregate of $100,000, mergers, issuance of stock and loans to shareholders; requirements for the maintenance of certain financial ratios and total stockholders' equity. The Company was in compliance with these covenants at November 30, 1996.

In April 1993, the Company completed the public offering of $13.8 million (including $1.8 million as a result of over-allotments) principal amount of 7% Convertible Subordinated Debentures due 2003. Interest is paid semi-annually on May 31 and November 30 of each year and is convertible into Common Stock of the Company at $9.25 per share, subject to adjustment under certain conditions, at any time prior to maturity, unless previously redeemed or repurchased. At November 30, 1996, the balance of the Debentures was $0.

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


                           AG SERVICES OF AMERICA, INC.
                                   (Registrant)

                         /s/ Brad D. Schlotfeldt
                         Brad D. Schlotfeldt
                         Vice President Finance/Treasurer
                         (Principal Financial & Accounting Officer)

Date: January 15, 1997

                                  AG SERVICES OF AMERICA, INC.

                     EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE


                                       Three Months Ended     Nine Months
                                           November 30,          November 30,
                                          1996       1995       1996        1995
                                       ---------- ---------- ----------- ----------
    Computation of weighted average
     number of common shares outstan-
     ding and common equivalent shares:
    Primary:
     Common shares outstanding at
       beginning of the period         5,112,569  3,493,884   3,611,350   3,482,634
     Weighted average common shares
       issued during the period            4,193     78,420      12,693      33,046
     Weighted average common shares
       issued under the stock purchase
       plan this period                      270         --         389        --
     Weighted average common shares
       issued due to conversion of the
       7% subordinated convertible
       debentures this period                 --         --     776,693        --
     Weighted average common equiva-
       lent shares computed using the
       treasury stock method using the
       average market price during
       the period:
          Warrants                            --     12,017          --      33,244
          Options (1)                    213,182    152,727     221,681     140,749
                                       ---------- ---------- -----------  ----------
    Weighted average number of common
     and common equivalent shares      5,330,214  3,737,048   4,622,806   3,689,673
                                       ========== ========== =========== ===========
    Net income                          $832,136   $538,625  $4,039,849  $3,045,379
                                       ========== ========== =========== ===========
    Earnings per common and
     common equivalent share               $0.16      $0.14       $0.87       $0.83
                                       ========== ========== =========== ===========

    Fully diluted:
     Common shares outstanding at
       beginning of the period         5,112,569  3,493,884   3,611,350   3,482,634
     Common shares issued due to con-
       version of the 7% convertible
       convertible debentures this
       period                                 --         --   1,487,669       --
     Weighted average common shares
       issued during the period            4,193     78,420      12,693       33,046
     Weighted average common shares
       issued under the stock purchase
       plan this period                      270         --         389        --
     Weighted average common equiva-
       lent shares computed using the
       treasury stock method using the
       quarter end market price, if
       higher than the average market
       price:
          Warrants                            --     14,035          --       38,826
          Options (1)                    246,178    150,502     246,175      144,007
     Assumed conversion of $13.8 mill-
       ion 7% convertible subordinated
       debentures (2)                         --  1,491,892          --    1,491,892
                                       ---------- ---------- ----------- ------------
    Weighted average number of common
      and common equivalent shares     5,363,210  5,228,733   5,358,276    5,190,405
                                       ========== ========== =========== ============

    Net income                          $832,136   $538,625  $4,039,849   $3,045,379
     Add: Interest on $13.8 million 7%
           convertible subordinated
           debentures, net of income
           tax effect                         --    154,077     154,077      462,231
          Amortization of debt issu-
           ance costs, net of income
           tax effect                         --     13,781      13,781       41,342
                                       ---------- ---------- -----------  -----------
    Total                               $832,136   $706,483  $4,207,707   $3,548,952
                                       ========== ========== ===========  ===========
    Earnings per common and common
     equivalent share                      $0.16      $0.14       $0.79        $0.68
                                       ========== ========== ===========  ============
    (1)  Some of the stock options have not been included because they are antidilutive.
    (2)  Assumed conversion at the date of issuance on April 23, 1993.