Form 10-K
period 1997-02-28
AG SERVICES OF AMERICA INC
filed 1997-06-02
CIK 875354

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10-K

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended    February 28, 1997

                               or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934  [Fee Required]

For the transition period from                to

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

Registrant's telephone number, including area code:319 277-0261

Securities registered pursuant to Section 12(b) of the Act:

                                 Name of exchange on which
   Title of each class                   registered

Common stock, no par value        New York Stock Exchange
--------------------------      --------------------------

Securities registered pursuant to Section 12(g) of the Act: None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                         [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of May 14, 1997, was approximately $64,980,000 (based on the last reported sale price of $16.125 per share on May 14, 1997, on the New York Stock Exchange).

     As of May 14, 1997, 5,146,419 shares of the registrant's common stock, no par value, were issued and outstanding. At that date, there were 136 stockholders of record and approximately 2,200 stockholders for whom securities firms acted as nominees.

               DOCUMENTS INCORPORATED BY REFERENCE

Herein the following documents are incorporated by reference:

     Selected portions of the Registrant's Annual Report to Stockholders for the year ended February 28, 1997, are incorporated by reference into Part II.

     Selected portions of the Registrant's Definitive Proxy
     Statement for the annual shareholders' meeting to be held
     August 6, 1997, are incorporated by reference into Part III.

                             PART I

                        ITEM 1. BUSINESS

General Development of Business

     Ag Services of America, Inc. (the "Company") was incorporated under the laws of the state of Iowa in 1985. The Company supplies farm inputs, including seed, fertilizer, agricultural chemicals, crop insurance and cash advances for rent, fuel and irrigation, to farmers primarily in the central United States. The Company buys seed, fertilizer, agricultural chemicals and other farm inputs from numerous national and regional manufacturers, distributors and suppliers of seed, fertilizer and agricultural chemicals. Farmers have traditionally purchased farm inputs from one or more suppliers using credit from commercial banks, the Farm Credit System, the FmHA or other agricultural lenders. The Company extends credit and provides farmers the convenience of purchasing and financing a wide variety of farm inputs from a single source at competitive prices.

     On August 1, 1991, the Company completed its initial public offering of 1,060,000 shares of common stock (including 60,000 shares due to over-allotments completed August 30, 1991), of which 382,000 previously issued shares were sold by certain stockholders (32,000 shares as a result of over-allotments). For the 678,000 newly issued shares sold by the Company (28,000 shares as a result of over-allotments), net proceeds of approximately $4.7 million were received by the Company.

     On April 22, 1993, the Company completed a public offering of $13,800,000 principal amount of 7% Convertible Subordinated Debentures due 2003 (including $1,800,000 due to over-allotments). The 7% convertible Subordinated Debentures are convertible into Common Stock of the Company at $9.25 per share. The Company received net proceeds of approximately $12.9 million.

     On June 7, 1996, the Company called for redemption or conversion all of its outstanding 7% Convertible Subordinated Debentures due 2003 (the "Debentures"). From June 7, 1996, through July 10, 1996, the redemption date, the Company issued 1,487,669 shares of common stock upon conversion of $13,761,000 of Debentures and redeemed $39,000 of Debentures as full settlement of all $13,800,000 of the Debentures outstanding.


Financial Information about Industry Segments

     The Company is engaged in one industry segment - the supplying of a wide range of farm inputs at competitive prices along with the credit to finance these farm inputs through the crop growing cycle.

Narrative Description of Business

General:
     The Company supplies farm inputs, including seed, fertilizer, agricultural chemicals, crop insurance and cash advances for rent, fuel and irrigation, to farmers primarily in the central United States. the Company's strategy has been to provide a single source of farm inputs and the credit necessary to finance these inputs through the growing cycle by taking a security interest in the crop itself. This strategy is an attractive alternative to farmers who had difficulty obtaining credit, who needed additional credit for the expansion of existing operations and/or who wanted the convenience of a single source of farm inputs, finance and product expertise.

     The Company believes that its business strategy has been responsible for its growth and has focused its efforts on the following principles:

* Supplying and financing a complete line of quality farm inputs from several suppliers at competitive prices with prompt delivery.

* Providing customers with appropriate product selection and crop production advice from the Company's product specialists.

* Providing detailed monthly statements to simplify the customer's bookkeeping for all farm inputs purchased from the Company throughout each growing season.

* Offering multi-peril crop insurance through the Company as a licensed insurance agency.

* Visiting customers' farms to view crops and discuss harvest plans and marketing strategies.

* Providing professional and personalized service throughout the entire growing season to encourage renewed business each year.

*    Selecting credit worthy and experienced customers.


Principal Markets:

     The Company's customers are currently located in 28 states.
The Company's principal target market is corn and soybean producers in the states of Iowa, Minnesota, Nebraska, Illinois, Ohio, Texas and Indiana.

Products and Suppliers:

     The Company buys seed, fertilizer, agricultural chemicals and other farm inputs from numerous manufacturers, distributors or dealers. These suppliers generally deliver the farm inputs directly to the Company's customers. The Company negotiates the purchase price, discounts and trade credit annually with most of these suppliers. In fiscal 1997, the percentage of net revenues attributed to the sale of seed, fertilizer, agricultural chemicals, and other farm inputs including, among others, cash rents, fuel, and irrigation was 12.3%, 16.3%, 18.4% and 46.1%, respectively.
The balance of the Company's net revenues in fiscal 1997 were attributed to financing income.

     Seed. The Company currently buys seed from approximately 30 national and regional seed companies. Seed company representatives as well as the Company's product specialists work directly with the Company's customers to assist them in selecting specific hybrids and varieties of seed. The Company sells seed at competitive prices and achieves its margin based on standard industry discounts or negotiated volume discounts, if available. Seed is delivered to the Company's customers directly by the seed companies.

     Fertilizer. The Company currently buys fertilizer from over 500 suppliers. The Company sells fertilizer at competitive prices and achieves its margin based on dealer discounts, negotiated pricing or opportunistic purchasing. The Company purchases fertilizer using two alternative methods, depending on the customer's needs. For those customers with storage facilities to handle bulk dry materials, bulk fluids or anhydrous ammonia, the Company may purchase the materials through major fertilizer distribution terminals or manufacturers. These bulk materials may be direct-shipped in truckload quantities to the customer's farm. Customers without storage facilities can have the materials supplied by the Company which may enlist the delivery service of a local fertilizer dealer.

     Agricultural Chemicals. The Company currently buys agricultural chemicals from several major distributors or suppliers. The Company sells agricultural chemicals at competitive prices and achieves its margin based on dealer discounts, negotiated pricing, manufacturers' rebates and opportunistic purchasing. Agricultural chemicals are generally delivered directly to the customer's farm by the distributor or through a dealer.

     Insurance, Cash Rents, Fuel, Irrigation and Custom Application. The Company offers its customers multi-peril crop insurance as an agent, although customers may also purchase multi-peril crop insurance from other insurance agents. Through thirteen of its employees, the Company is currently licensed as an insurance agent in 26 states. When customers purchase the insurance through the Company's agent, the Company receives a standard industry commission based on the premium amount.

     The Company also provides its customers with credit for cash rents, fuel, irrigation and custom application costs. If a customer's farm acreage is leased, the land owner may require payment of the annual rent before planting. Based on its credit policy and the customer's needs, the Company may assist its customers with the advance payment of all or a portion of these cash rents. The Company's customers generally arrange their own fuel, irrigation and custom application needs and the Company may, based on its credit policy, advance cash for a portion or all of these costs.


Government Programs:
     The two principal government programs affecting the Company's business are government underwritten multi-peril crop insurance and the government's farm subsidy program payments.

     Multi-Peril Crop Insurance. The Company requires that its customers purchase multi-peril crop insurance and assign the insurance coverage to the Company as collateral for the credit extended by the Company to the customer. Multi-peril crop insurance, while sold and administered in large part by private companies, is currently underwritten by the Federal Crop Insurance Corporation ("FCIC"), an agency of the United States Government. Current multi-peril crop insurance generally covers crop losses for hail, wind, drought, flood and certain other covered events.

     While various forms of federal multi-peril crop insurance have been in existence since 1938, federal farm policies and funding are subject to periodic change, and there can be no assurance that the FCIC or any other federal agency will continue to underwrite multi-peril crop insurance on an ongoing basis. If the Company's customers were not able to obtain multi-peril crop insurance through some combination of the FCIC or domestic or foreign private insurance underwriters at a reasonable cost, the Company would be required to seek alternative collateral from its customers, which could have a material adverse affect on the Company's net revenues. There can be no assurance that multi-peril crop insurance will continue to be available to the Company's customers or, if available, for a reasonable cost.

     FSA "Production Flexibility Contract" Payments. The United State Department of Agriculture, through its Farm Service Agency ("FSA"), guarantees participating farmers fixed payments on "contract acreage base" for various crops over the next six years under Federal Agriculture and Improvement Act ("1995 Farm Bill"). Corn, wheat and certain other crops are currently eligible under the FSA farm program. If a customer of the Company participates in the FSA farm program, the Company supplements its security by obtaining an assignment of the customer's FSA "Production Flexibility Contract" payments. While various forms of federal support programs have been in existence since 1933, federal farm policies and funding, including support payments under the 1995 Farm Bill, are subject to periodic change, and there can be no assurance that the FSA or any other federal agency will continue to provide support programs on an ongoing basis.


Farm Input Pricing and Finance Charges

     The Company structures its pricing of farm inputs so that the net prices paid by its customers who take advantage of the Company's payment discounts are generally competitive with farm inputs purchased from another distributor or supplier. The Company obtains volume discounts for certain farm inputs and may pass all or a portion of those discounts to its customers. The Company charges its customers for farm inputs when provided. Finance charges on credit extended to a customer commence immediately for cash rents provided by the Company and on the date shipped for other farm input products sold by the Company to a customer. The Company establishes and fixes its interest rates each year based on the Company's estimate of anticipated interest costs over the year. For fiscal 1998, the Company's customers will be charged interest at a variable rate note at 0.50% to 3.75% above prime based on the credit worthiness of the customer. As of May 14, 1997, the current prime rate is 8.50% per annum as published in the Midwest Edition of The Wall Street Journal.

     Spring customer accounts, including all interest, are due by January 15th for North accounts and January 31st for South accounts. The Company currently assesses a 3.0% program fee based on the customer's established credit limit, and the customer can earn back all or part of the program fee based on the following repayment dates for North Spring accounts: 3.0% for customer accounts paid off by November 30, 2.0% for customer accounts paid off by December 20 and 1.0% for customer accounts paid off by January 15th. South Spring accounts, 3.0% for customer accounts paid off by December 15, 2.0% for customer accounts paid off by January 5 and 1.0% for customer accounts paid off by January 31st. Fall customer accounts, including interest, are due by September 15th. Fall customers can also earn back the program fee based on the following repayment dates: 3.0% for customer accounts paid off by July 31, 2.0% for customer accounts paid off by August 20 and 1.0% for customer accounts paid off by September 15th.


Customer Support:

     The Company provides customers personalized service with his farm input needs throughout the entire crop growing cycle. The Company's product specialists provide information on the availability and use of various chemicals, fertilizers and seed, while the ultimate decision of product choice is made by the customer. The Company's product specialists discuss with customers the efficient use of farm inputs, cost-effective fertility and weed control programs, product availability, pricing and delivery. When orders are received, the Company coordinates the customer's needs and delivery requirements with the appropriate suppliers. The Company also generally schedules at least one or two visits to the customer farms to inspect the growing crop and to discuss harvest plans and any pertinent problems during the growing cycle. The Company provides each customer a detailed monthly statement to simplify the customer's bookkeeping for all farm inputs purchased from the Company throughout each growing season.


Credit Policy and Customer Notes:

     The Company has established a credit policy with procedures for credit review and approval. Each new customer and customers from prior years must provide financial and credit information to the Company. If a customer is approved by the Company for credit, the Company will generally extend credit of up to 85% of the insured value of that customer's planned crop, based on his multi-peril insurance coverage. The Company secures its position principally by obtaining a lien on the crop and by receiving an assignment of the farmer's multi-peril crop insurance and government farm program payments, if available. For certain customers, the Company's lien on the crop might be subordinate to one or more prior liens, which would directly reduce the amount of credit available to that customer. The Company obtains a current credit report or search to verify the priority of the Company's lien. The Company also contacts customer references and for larger accounts the Company may visit the prospective customer's farm to review farm operations before extending credit.

     The Company's principal asset is its notes receivable from customers who finance their purchase of farm inputs from the Company throughout the crop growing cycle. At February 28, 1997, and February 29, 1996: the total number of customer accounts were 1,078 and 759, respectively; the total outstanding customer notes receivable were $55,571,572 and $42,704,326, respectively. For the years ended February 28, 1997, and February 29, 1996, there were no individual customers whose accounts were 5% or more of the Company's total customer notes receivable at year end.

     Each customer account is assigned to an employee of the Company for monitoring the collection of customer accounts during harvest season, under the supervision of the Company's collection managers. The Company's employees generally contact their respective assigned customers biweekly during the harvest season. Through this process, the Company obtains information from customers concerning crop yields, marketing strategy, number of acres harvested and the location of the customers' stored crops.
If a customer has a claim under his multi-peril crop insurance, the Company will take steps to assure that the claim has been properly and timely filed. Under the Company's credit arrangements, when a customer sells his crop, the customer is required to obtain the sale proceeds by check, payable to both the customer and the Company, and forward the check to the Company as endorsed by the customer. Upon receipt of the check, the Company applies the proceeds as a payment on the customer's account and forwards any overpayments to the customer. The Company does not retain customer funds on deposit. If a customer is to receive all or a portion of the value of his crop through a multi-peril crop insurance claim or farm program payment, the collection of that customer's account could be delayed pending receipt of those payments.

     Some customers may wish to store their crops for later sale, or for other reasons may not pay their accounts in full when due. The Company monitors and documents its collateral and collection position on all accounts on an ongoing basis. The Company will informally extend the payment of a customer's note receivable to accommodate a customer's crop marketing requirements if the Company determines that there continues to be sufficient collateral. Therefore, a customer's note receivable that is past due may not be past due because of a customer's inability to pay or collateral impairment. The amount of customer notes receivable that were past due (including notes extended by the Company) at February 28, 1997 and February 29, 1996, was $29,880,411 and $25,691,609,
respectively. The amount of past due customer notes receivable decreased from 22.4% of net revenues in fiscal 1996 to 20.2% of net revenues in fiscal 1997, primarily as a result of the decreased dollar amount of customer notes receivable informally extended by the Company in Fiscal 1997. The increase in the dollar amount of past due customer notes receivable has not had a material adverse affect on the Company's earnings, and management does not believe that this increase will have a material adverse affect on earnings or the Company's ability to supply and finance farm inputs in the future.

     The Company also continually evaluates and classifies each customer account based on collateral and expected timing of collection in determining its allowance for doubtful notes. At February 28, 1997 and February 29, 1996, the Company's allowance for doubtful notes were $2,237,000 and $2,146,000, respectively.


Sales and Marketing:

     The Company markets its program through advertising, including direct mail and telemarketing, customer solicitation and referrals, including cooperative marketing efforts with several major seed and fertilizer suppliers which allow the Company to market its program through their dealer networks. In addition, the Company employs eighteen full time salaried sales people and one independent sales representative. The sales representatives identify prospective customers and assist in obtaining customer information for the Company's credit review and approval. After a customer has been approved by the Company, the Company's employees begin to service the customer's account generally without assistance from the independent sales representatives.

     In fiscal 1997 and 1996, the Company incurred approximately
$216,300 and $113,800, respectively, in advertising expenses. The Company plans to spend approximately $250,000 on advertising in fiscal 1998.



Seasonal Factors:

     The sale of farm inputs is seasonal with approximately 78% of revenues being generated from March 1 through August 31 of each year.


Credit Facilities:

     Due to the seasonality of the Company's revenues and the terms of its customer notes receivable, the Company is required to finance the carrying of its revenues as notes receivable for a majority of its fiscal year.

     The Company's business and its growth are dependent on adequate credit to finance its sales of farm inputs to farmers. The Company uses its capital, trade credit and bank line of credit to finance farm input purchases. The terms of the Company's trade credit vary for each supplier and type of farm input and may require a lien on certain assets of the Company.

     In March 1997, the Company negotiated an asset backed securitized financing program with a maximum available amount of $135 million. This five year facility replaces the $100 million line of credit used in fiscal 1997 and should provide the Company adequate financing for fiscal 1998. If the Company were not able to maintain a sufficient line of credit or other credit facility, the Company would not be able to finance sufficient sales of farm inputs, which would have a material adverse affect on the Company's business and its growth. Management believes that the financial resources available to it will be sufficient to finance the Company's business.

Competition:

     The Company faces competition from many types of suppliers of farm inputs, including manufacturers' dealers, independent distributors and suppliers, and farm cooperatives. Farm input financing is competitive and, in recent years, several large agricultural supply companies have provided financing for various farm inputs. Many of the Company's competitors are considerably larger and better capitalized, and there can be no assurance that the Company will be able to compete effectively against such competitors in the future. Within this competitive environment, the Company competes principally on the basis of its competitive pricing, broad range of farm inputs offered, and the convenience of its financing.


Major Customers:

     The customer base is sufficiently broad that no customer accounts for 10% or more of the Company's revenues.

Backlog Orders:

     Although the Company had approximately $50,180,000 in commitments to supply farm inputs, there was no material sales backlog as of February 28, 1997.


Government Regulation:

     Farm input financing and cash advances are subject to certain state laws governing money brokers, federal and state truth-in-lending regulations, and state usury laws limiting interest rates for certain types of customers. Additional laws and regulations could be implemented in the future governing the Company's financing activities for the sale of farm inputs and cash advances or other aspects of the Company's business. Compliance with these laws and regulations may adversely affect the Company's operations and costs.

     The sale of certain farm inputs, including agricultural chemicals and pesticides, is subject to certain federal and state environmental rules and regulations. The Company holds licenses necessary for the sale of these products. The Company also serves as an agent for the sale of multi-peril crop insurance and has thirteen employees with the required insurance agent's license.


Employees:

     As of February 28, 1997, the company had 107 full time employees, including seven executive positions, seventeen in product specialization and distribution, twenty-seven in credit review and approval, four in multi-peril crop insurance sales, fourteen in accounting and administration, five in information systems, one in customer service, eleven in legal and collection, and twenty-one in sales and marketing. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


                       ITEM 2.  PROPERTIES

     The Company's principal offices, aggregating approximately 22,000 square feet, are located in Cedar Falls, Iowa under a lease which expires in 2000. The current annual rent is $159,545 plus utilities, insurance premiums and interior maintenance expenses.


                   ITEM 3.  LEGAL PROCEEDINGS

     The Company is named in lawsuits in the ordinary course of its business. Although it is not possible to predict the outcome of such lawsuits, in the opinion of management the outcomes will not have a material adverse effect on the financial condition of the Company. The Company maintains insurance coverage that management believes is reasonable.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


              EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Executive Officers, set forth at Item
10 in Part III hereof, is incorporated in Part I of this report by reference.

                             PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS


Market Information

     In December 1996, the Company moved the trading of its common stock to the New York Stock Exchange ("NYSE"), under the symbol ASV, from the National Association of Securities Dealers Automated Quotation ("NASDAQ"). The market quotations provided by the NYSE and the over-the-counter market quotations provided by the NASDAQ appearing on page one of the Annual Report to Shareholders for the year ended February 28, 1997 are incorporated herein by reference. These quotations reflect prices without retail markup, markdown or commissions and may not represent actual transactions.


Stockholders

     As of February 28, 1997, the Company had 134 stockholders of record and approximately 2,200 stockholders for whom securities firms acted as nominees.


Dividends

     The holders of common shares are entitled to receive dividends when and as declared by the Board of Directors. However, other than dividends paid prior to September 1989 to its then parent corporation, which was subsequently merged into the Company, the Company has not paid a cash dividend on its common stock. The Company does not anticipate payment of any cash dividends in the foreseeable future. The Company presently intends to retain earnings to finance growth. The Company's borrowing agreements contain covenants that prohibit the declaration or payment of dividends.


                ITEM 6.  SELECTED FINANCIAL DATA

     The "Selected Financial Data" for the Company appearing on pages 10 and 11 of the Annual Report to Stockholders for the year ended February 28, 1997 is herein incorporated by reference.


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     The "Managements Discussion and Analysis of Financial
Condition and Results of Operations" appearing on pages 12 through

20 of the Annual Report to Stockholders for the year ended February 28, 1997 is herein incorporated by reference.

       ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Schedules set forth in
Item 14.


    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosure with the Company's independent public accountants.


                            PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

     The name, age and office(s) held by each of the Registrant's executive officers are shown below. Each of the executive officers listed below serves at the pleasure of the Board of Directors, except Messrs. Jungling, Miller and Schipper who have entered into employment agreements with the Registrant effective through June 2000.

  Name                   Age  Position With the Company
Gaylen D. Miller (1)      48  President & Chief Executive Officer
Henry C. Jungling Jr (1)  50  Chairman of the Board
Kevin D. Schipper (1)     37  Chief Operating Officer
Todd J. Ryan (1)          34  Vice President Sales and Marketing
Brad D. Schlotfeldt (1)   33  Vice President Finance and Treasurer
Eunice M. Schipper (1)    55  Vice President Credit
Neil H. Stadlman (1)      51  Vice President Credit Administration

(1) Each of Registrant's executive officers has been an employee of the Company in varying capacities for more than the past five years.

     The balance of the information regarding directors and executive officers of the Company is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held August 6, 1997 on pages 3 to 5, under the heading "Election of Directors," and is incorporated herein by reference.

                ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held August 6, 1997 on page 3, under the heading "Election of Directors," on pages 5 and 6, under the heading "Election of Directors - Compensation Committee Interlocks and Insider Participation," and on pages 7 to 14, under the heading "Executive Compensation and Other Related Information," and is incorporated herein by reference. However, the "Board Report on Executive Compensation" and the "Performance Graph," on pages 9 to 11 and page 15, respectively, are specifically not incorporated by reference.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                         AND MANAGEMENT


     Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of
Stockholders to be held August 6, 1997 on page 6, under the heading "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.


    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of
Stockholders to be held August 6, 1997 on pages 4 and 5, under the heading "Election of Directors," and is incorporated herein by reference.


                             PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                           ON FORM 8-K

                                                  Page
(a)(1)         - Financial Statements              16

(a)(2)         - Financial Statement Schedules     16

(a)(3)and(c)   - Exhibits                          16

(b) - Reports on Form 8-K

No reports on Form 8-K were filed in the last quarter of the period covered by this Form 10-K.

                INDEX TO FINANCIAL STATEMENTS AND
                  FINANCIAL STATEMENT SCHEDULES


The following index is submitted in response to Item 14:

                                              Page Reference
                                                   Annual Report
                                         10-K     to Stockholders
FINANCIAL STATEMENTS
  Report of Independent Public
    Accountants                                        21
  Balance sheets, February 28, 1997
    and February 29, 1996                              22
  Statements of income, years ended
    February 28, 1997, February 29,
    1996 and February 28, 1995                         23
  Statements of stockholders' equity,
    years ended February 28, 1997,
    February 29, 1996 and February
    28, 1995                                           24
  Statements of cash flows, years
    ended February 28, 1997, February
    29, 1996 and February 28, 1995                     25
  Notes to financial statements                      26 - 43


FINANCIAL STATEMENT SCHEDULES
  Report of Independent Public
    Accountants                           17
  Schedule II - Valuation and
    Qualifying Accounts                   18


EXHIBITS
  See Index of Exhibits on pages 20, 21
    and 22


     The Financial Statements listed in the above index are included in the Company's Annual Report to Stockholders for the year ended February 28, 1997, are herein incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Items 5,6,7,10,11,12 and 13, the Annual Report to Stockholders for the year ended February 28, 1997 is not deemed filed as a part of this report.

MCGLADREY & PULLEN, LLP                                   RSM
 Certified Public Accountants and Consultants        International







            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors
Ag Services of America, Inc.
Cedar Falls, Iowa


     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule II is presented for purpose of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.






Waterloo, Iowa
April 24, 1997












201 Tower Park Drive, Suite 103
P. O. Box 2656
Waterloo, Iowa 50704-2656
(319) 235-7091  Fax (319) 235-7476

   AG SERVICES OF AMERICA, INC.

            SCHEDULE II
 VALUATION AND QUALIFYING ACCOUNTS

             Column A                 Column B           Column C            Column D      Column E
----------------------------------- ------------ ------------------------   -----------   -----------
            Description              Balance at         Additions           Deductions--  Balance at
                                     Beginning       (1)          (2)        Describe       End of
                                     of Period    Charged to  Charged to                    Period
                                                  Costs and      Other
                                                   Expenses   Accounts--
                                                               Describe
----------------------------------- ------------ ------------------------   -----------   -----------
Year ended February 28, 1997:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for doubtful notes       $2,146,000   $2,290,388                $2,199,388 (1)$2,237,000

   Reserve for discounts               $519,000               $2,471,888 (2)$2,462,888 (3)  $528,000

Year ended February 29, 1996:
 Reserves and allowances deducted
  from asset accounts:
   Allowance for doubtful notes      $2,105,000   $1,862,726                $1,821,726 (1)$2,146,000

   Reserve for discounts               $458,000               $1,728,136 (2)$1,667,136 (3)  $519,000

Year ended February 28, 1995:
 Reserves and allowances deducted
  from asset accounts:
   Allowance for doubtful notes      $1,717,000   $1,408,918                $1,020,918 (1)$2,105,000

   Reserve for discounts               $357,000               $4,174,573 (2)$4,073,573 (3)  $458,000

(1)  Uncollectible customer notes receivable written off, net of recoveries.
(2)  Provision for discounts as a reduction of revenues.
(3)  Cash discounts taken.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                  AG SERVICES OF AMERICA, INC.

By(Signature and Title)   \s\ Henry C. Jungling, Jr.
                           Henry C. Jungling, Jr.
                           Chairman
                           (Principal Executive Officer)

                          \s\ Gaylen D. Miller
                           Gaylen D. Miller
                           President and Chief Executive Officer
                           (Principal Financial & Accounting Officer)
Date    May 15, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               By:/s/Henry C. Jungling, Jr.
                  Henry C. Jungling, Jr.
                  Chairman and Director
                  Date:  May 15, 1997

               By:/s/Gaylen D. Miller
                  Gaylen D. Miller
                  President and Chief Executive Officer and Director
                  Date:  May 15, 1997

               By:/s/Kevin D. Schipper
                  Kevin D. Schipper
                  Chief Operating Officer and Director
                  Date:  May 15, 1997

               By:/s/James D. Gerson
                  James D. Gerson
                  Director
                  Date:  May 15, 1997

               By:/s/Michael Lischin
                  Michael Lischin
                  Director
                  Date:  May 15, 1997

               By:/s/Ervin J. Mellema
                  Ervin J. Mellema
                  Director
                  Date:  May 15, 1997

                           INDEX TO EXHIBITS

Exhibit
Number                        Exhibit
 3.1           Articles of Restatement of the Company (1)

 3.2           Amended and Restated Bylaws of the Company (3)

 3.3           Articles of Amendment (2)

 4.1 Form of stock certificate evidencing common stock, without par value, of the Company (2)

 4.2           Form of Indenture between Ag Services of America, Inc.
               and Norwest Bank Minnesota, N.A., as Trustee (4)

 4.3 Form of 7% convertible Subordinated Debentures due 2003 (included in Exhibit 4.2) (4)

10.1           Loan Agreement dated April 15, 1996 (7)

10.2 Form of Employment Agreement effective July 1, 1991 between the Company and Henry C. Jungling, Jr. (1)

10.3 Form of Employment Agreement effective July 1, 1991 between the Company and Gaylen D. Miller (1)

10.4 Form of Employment Agreement effective July 1, 1991 between the Company and Kevin D. Schipper (1)

10.5 Lease dated August 1992 between the Company and 145 Associates, Ltd., as amended (4)

10.6           1991 Stock Option Plan and form of Stock Option Agreement
               (1)

10.7           April 12, 1996 Amendment to lease agreement (Exhibit
               10.5) (7)

10.8           1993 Stock Option Plan (4)

10.9 Form of Indemnification Agreement between the Company and each officer and director (2)

10.10          Commercial Notes dated April 15, 1996 (7)

10.13 April 5, 1995 form of Amendment to Employment Agreements (Exhibit 10.2, 10.3 and 10.4) (6)

10.14          Form of Amendment to 1993 Stock Option Plan (6)

10.15          Retirement and Savings Plan (4)

10.16          Amendment to Retirement and Savings Plan (6)

10.17          Form of 1995 Stock Purchase Plan (6)

10.18          Amended and Restated Loan Agreement dated march 12, 1997
               (8)

10.19          Credit Agreement dated March 12, 1997 (8)

10.20          Purchase and Contribution Agreement dated March 12, 1997
               (8)

11.1           Statement re computation of per share earnings (8)

13.1 Form of Annual Report to Stockholders for the year ended February 28, 1997 (8)

21.1           Subsidiaries of the Registrant (8)

27.1           Financial Data Schedule (8)

99.1           Fourth quarter and year end results press release (8)

(1)- Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Registration Statement on Form S-1 on May 31, 1991 as
     Commission File No. 33-40981.

(2)- Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 on July 12, 1991 as Commission File No. 33-40981.

(3)- Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 on July 24, 1991 as Commission File No. 33-40981.

(4)- Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Registration Statement on Form S-1 on March 31, 1993 as
     Commission File No. 33-60358.

(5)- Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Form 10-K for the year ended February 28, 1994.

(6)- Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Form 10-K for the year ended February 28, 1995.

(7)- Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Form 10-K for the year ended February 29, 1996.

(8)- Filed herewith