Form 10-Q
period 1997-05-31
AG SERVICES OF AMERICA INC
filed 1997-07-14
CIK 875354

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10-Q

                           (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended      May 31, 1997

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

5,154,319 common shares were outstanding as of July 11, 1997.

                  AG SERVICES OF AMERICA, INC.

                              INDEX

                                                            Page

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, May 31, 1997
      (unaudited) and February 28, 1997                       1
    Unaudited consolidated condensed statements of income,
      three months ended May 31, 1997 and 1996                2
    Unaudited consolidated condensed statements of cash
      flows, three months ended May 31, 1997 and 1996         3
    Consolidated statement of stockholders' equity,
      three months ended May 31, 1997                         4
    Notes to consolidated condensed financial statements
      (unaudited)                                            5-6

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations            7-10


PART II.  OTHER INFORMATION


  Item 6.  Exhibits and reports on form 8-K:                  11
    (a)  Exhibits
         (11)  Statement re computation of earnings
               per common share                               12


        PART I.  FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS

         AG SERVICES OF AMERICA, INC.

    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            May 31,    February 28,
                    ASSETS                                   1997         1997  *
                                                          (Unaudited)
                                                         ------------- -------------
    CURRENT ASSETS
     Cash                                                    $682,224      $880,184
     Customer notes receivable, less allowance for
      doubtful notes and reserve for discounts May 31,    112,162,280    43,245,691
      1997 $3,854,000; February 28, 1997 $1,609,000
     Accounts receivable                                      343,886       208,578
     Inventories                                            1,826,235     2,841,417
     Foreclosed assets held for sale                          428,731       431,346
     Deferred income taxes, net                               642,000       642,000
     Other current assets                                     871,594     1,682,478
                                                         ------------- -------------
       Total current assets                              $116,956,950   $49,931,694
                                                         ------------- -------------
    LONG-TERM RECEIVABLES AND OTHER ASSETS
     Customer notes receivable, less allowance for
      doubtful notes May 31, 1997 $1,486,000; February
      1997 $1,156,000                                     $10,798,261    $9,560,881
     Foreclosed assets held for sale                          165,817       166,829
     Debt origination fees, less accumulated amort-
      ization May 31, 1997 $28,275; February 28, 1997 $0      543,096            --
     Deferred income taxes, net                               433,000       433,000
                                                          $11,940,174   $10,160,710
    EQUIPMENT, less accumulated depreciation
     May 31, 1997 $831,720; February 28, 1997 $776,207       $668,100      $680,306
                                                         ------------- -------------
                                                         $129,565,224   $60,772,710
                                                         ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
     Note payable                                         $70,869,014   $21,000,000
     Excess of outstanding checks over bank balance         4,667,053            --
     Accounts payable                                      12,288,025       955,871
     Accrued expenses                                         788,264       600,845
     Income taxes payable                                     717,297            --
                                                         ------------- -------------
       Total current liabilities                          $89,329,653   $22,556,716
                                                         ============= =============

    STOCKHOLDERS' EQUITY
     Capital stock                                        $22,045,707   $21,948,375
     Retained earnings                                     18,189,864    16,267,619
                                                         ------------- -------------
                                                          $40,235,571   $38,215,994
                                                         ------------- -------------
                                                         $129,565,224   $60,772,710
                                                         ============= =============
    *Condensed from Audited Financial Statements.

    See Notes to Consolidated Condensed Financial Statements.

                            -1-


                AG SERVICES OF AMERICA, INC.

    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         Three Months Ended May 31, 1997 and 1996


                                                             1997          1996
                                                         ------------- -------------
    Net revenues:
     Farm inputs                                          $78,339,015   $64,260,085
     Financing income                                       2,435,513     1,946,888
                                                         ------------- -------------
                                                          $80,774,528   $66,206,973
                                                         ------------- -------------
    Cost of revenues:
     Farm inputs                                          $73,953,091   $60,141,681
     Financing expense                                        738,933       918,051
     Provision for doubtful notes                           1,256,712     1,060,865
                                                         ------------- -------------
                                                          $75,948,736   $62,120,597
                                                         ------------- -------------
       Income before operating expenses
        and income taxes                                   $4,825,792    $4,086,376

    Operating expenses                                      1,881,547     1,630,660
                                                         ------------- -------------
       Income before income taxes                          $2,944,245    $2,455,716

    Federal and state income taxes                          1,022,000       883,000
                                                         ------------- -------------
       Net income                                          $1,922,245    $1,572,716
                                                         ============= =============
    Earnings per common and common
     equivalent share
      Primary                                                   $0.36         $0.41
                                                         ============= =============
      Fully diluted                                             $0.36         $0.33
                                                         ============= =============
    Weighted average common and common
     equivalent shares outstanding
      Primary                                               5,413,089     3,852,867
                                                         ============= =============
      Fully diluted                                         5,413,089     5,354,621
                                                         ============= =============

    See Notes to Consolidated Condensed Financial Statements.

                             -2-


                 AG SERVICES OF AMERICA, INC.
    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           Three Months Ended May 31, 1997 and 1996


                                                             1997          1996
                                                         ------------- -------------
    CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                            $1,922,245    $1,572,716
     Adjustments to reconcile net income to net
      cash (used in) operating activities:
      Depreciation                                             55,513        53,562
      Amortization                                             28,275        21,600
      (Gain) loss on sale of equipment                             --        (2,547)
      Change in assets and liabilities                    (56,226,641)  (44,451,390)
                                                         ------------- -------------
       Net cash (used in) operating activities           ($54,220,608) ($42,806,059)
                                                         ------------- -------------

    CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from the sale of equipment                           $0        $7,000
     Purchase of equipment                                    (43,307)     (118,610)
     (Increase) in debt origination fees                     (571,070)           --
     (Increase) decrease in foreclosed assets held
      for sale                                                  3,627       260,769
                                                         ------------- -------------
       Net cash provided by (used in) investing
        activities                                          ($610,750)     $149,159
                                                         ------------- -------------

    CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short-term borrowings                  $50,374,488   $38,300,000
     Principal payments on short-term borrowings             (505,475)   (1,250,000)
     Increase in excess of outstanding checks over
      bank balance                                          4,667,053     3,884,435
     Proceeds from issuance of capital stock upon
      exercise of options                                      92,982        87,625
     Proceeds from issuance of capital stock under
      stock purchase plan                                       4,350         1,112
                                                         ------------- -------------
       Net cash provided by financing activities          $54,633,398   $41,023,172
                                                         ------------- -------------
       (Decrease) in cash                                   ($197,960)  ($1,633,728)

    CASH
     Beginning                                                880,184     1,808,778
                                                         ------------- -------------
     Ending                                                  $682,224      $175,050
                                                         ============= =============

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
      Interest                                               $491,300      $967,200
      Income taxes                                           $108,700       $41,900

   See Notes to Consolidated Condensed Financial Statements.



         AG SERVICES OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          Quarter Ended May 31, 1997
                 (Unaudited)


                                                 Capital Stock
                                          ----------------------------
                                              Shares                     Retained
                                              Issued        Amount       Earnings       Total
                                          -------------- ------------- ------------- ------------
    Balance, February 28, 1997                5,135,719   $21,948,375   $16,267,619  $38,215,994
     Net income                                     - -           - -     1,922,245    1,922,245
     Issuance of 10,900 shares of capital
      stock upon the exercise of options         10,900        92,982           - -       92,982
     Issuance of 300 shares of capital
      stock under employee stock purchase
      plan                                          300         4,350           - -        4,350
                                          -------------- ------------- ------------- ------------
    Balance, May 31, 1997                     5,146,919   $22,045,707   $18,189,864  $40,235,571
                                          ============== ============= ============= ============

    See Notes to Consolidated Condensed Financial Statements.

                  AG SERVICES OF AMERICA, INC.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)

Note 1.   Basis of Presentation

          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three month period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998.

          Principles of Consolidation:

          The consolidated financial statements include the accounts of Ag Services of America, Inc. (the Company) and its wholly owned subsidiary, Ag Acceptance Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

          According to the terms related to the asset backed securitized financing program as described in Note 3 of the consolidated condensed financial statements, the Company formed Ag Acceptance Corporation, a wholly owned, special purpose corporation.

Note 2.   Commitments and Contingencies

          Commitments:

          In the normal course of business, the Company makes various commitments which are not reflected in the accompanying consolidated condensed financial statements. These include various commitments to extend credit to customers. At May 31, 1997 and February 28, 1997 the Company had approximately $56,285,000 and $50,180,000, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

                  AG SERVICES OF AMERICA, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)

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

Note 3.   Pledged Assets and Related Debt

          On March 11, 1997, the Company implemented an asset backed securitized financing program with a maximum available borrowing amount of $135 million. this facility replaces the $100 million line of credit used in fiscal 1997. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a newly formed, wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity and incurs interest at variable rates in the commercial paper market. The agreement contains various restrictive covenants including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At May 31, 1997, the Company had a maximum amount available under the asset backed securitized financing program of approximately $9.2 million, based on borrowing base computations as provided by the agreement.

Note 4.   Earnings per Common and Common Equivalent Share

          Earnings per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each respective period.

                   AG SERVICES OF AMERICA, INC.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three months ended May 31, 1997 and 1996. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                                          Percentage
                                       of Net Revenues
                                      ------------------
                                      Three Months Ended
                                            May 31,
                                      ------------------
                                        1997      1996
                                      --------  --------
Net Revenues:
 Farm inputs                             97.0%     97.1%
 Financing Income                         3.0%      2.9%
                                      --------  --------
                                        100.0%    100.0%
                                      --------  --------
Cost of Revenues:
 Farm inputs                             91.5%     90.8%
 Financing expense                        0.9%      1.4%
 Provision for doubtful notes             1.6%      1.6%
                                      --------  --------
                                         94.0%     93.8%
                                      --------  --------
Income before operating
 expenses and income taxes                6.0%      6.2%

Operating expenses                        2.3%      2.5%
                                      --------  --------
Income before income taxes                3.7%      3.7%

Federal and state income taxes            1.3%      1.3%
                                      --------  --------
Net income                                2.4%      2.4%
                                      ========  ========

Net Revenues:

Net revenues increased $14.6 million or 22.0% during the three months ended May 31, 1997, compared with the three months ended May 31, 1996. The Company reached this record level through increased market penetration in the Company's twenty-eight state market area.

Cost of Revenues:

The total cost of revenues increased to 94% of net revenues for the three months ended May 31, 1997 from 93.8% of net revenues for the three months ended May 31, 1996. The increase in total cost of revenues as a percentage of net revenues was attributable to the decrease in gross margin on the sale of farm inputs but was partially offset by an increase in gross margin on financing income. The gross margin on the sale of farm inputs, alone, decreased to 5.6% for the three months ended May 31, 1997 from 6.4% for the three months ended May 31, 1996. The decrease in gross margin on the sale of farm inputs was the result of new programs and changes in product mix from higher to lower margin farm inputs. In fiscal 1997, we initiated marketing programs designed to attract larger financially stable, high quality customers. With these new programs, our overall customer loan portfolio quality has increased. However, we now compete more directly with traditional sources of agricultural lending, such as banks and the Farm Credit System for the elite customer market share. As a result, we have been pricing our products more competitively, and gross margin on the sale of farm inputs declined. In addition, our continued marketing reductions in the South due to poor collection history have also caused a change in the product mix. Higher margin cotton seed and chemical sales in the South were replaced by lower margin sales, such as irrigation and fuel advances, concentrated in the western corn belt and lower midwest plain states. The gross margin on financing income, alone, increased to 69.7% for the three months ended May 31, 1997 from 52.8% for the three months ended May 31, 1996. The increase in gross margin on financing income was the result of two events. Firstly, the Company converted its 7% Convertible Subordinated Debentures in the second quarter of fiscal 1997. This conversion allowed for a first quarter pre-tax interest savings of $240,000 over the same period in the prior year. Secondly, contributing to current interest savings is our new asset backed securitization program, initiated in March 1997, which allows the Company to borrow funds by means of the commercial paper market at lower interest rates. A portion of these savings will be passed along to our customers to maintain competitive pricing in the market. The provision for doubtful notes was 1.6% of net revenues for the three months ended May 31, 1997 and 1996.

Operating Expenses:

Operating expenses decreased to 2.3% of net revenues for the three months ended May 31, 1997 from 2.5% of net revenues for the three months ended May 31, 1996. The decrease is the result of operating expenses increasing at a lower rate (15.4%) than net revenues (22.0%) for the three months ended May 31, 1997 due to economies experienced as a result of the Company's improved efficiencies.
The increase in operating expense is attributed primarily to the Company's growth. Payroll and payroll related expenses increased to $1,200,690 for the three months ended May 31, 1997 from $1,086,712 for the three months ended May 31, 1996.

Net Income:

Net income increased 22.2% to $1,922,245 for the three months ended May 31, 1997 from $1,572,716 for the three months ended May 31, 1996. The increase is attributable to the increase in net revenues and the decrease in financing expense and operating expenses as a percentage of net revenues.

Inflation:

The Company does not believe the Company's net revenues and income from continuing operations were significantly impacted by inflation or changing prices in fiscal 1997 or the first quarter of fiscal
1998.

Seasonality:

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for fiscal 1997 and the first quarter of fiscal 1998. This information is derived from unaudited consolidated financial statements which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.

                             Fiscal 1998 Quarter Ended
                    -----------------------------------------------
                     May 31    August 31  November 30  February 28
                    --------  ---------- ------------ -------------
                               (Dollars in thousands)
Net revenues        $80,775

Net income           $1,922

                             Fiscal 1997 Quarter Ended
                    -----------------------------------------------
                     May 31    August 31  November 30  February 28
                    -----------------------------------------------
                               (Dollars in thousands)
Net revenues        $66,207     $49,631      $11,402      $20,407

Net income           $1,573      $1,635         $832         $306

The 1997 crop planting season commenced ahead of normal, however, an unusually cool spring throughout the corn belt initially delayed plant germination and plant development. Recent rains and warmer weather have improved overall crop development. The delayed germination and an increase in the use of post emergent chemicals have however, shifted a portion of chemical sales to the second quarter.

Liquidity and Capital Resources:

At May 31, 1997, the Company had working capital of $27,627,000 a decrease of $5,000 compared to a year ago and an increase of $252,000 since February 28, 1997. The components of this net increase, since February 28, 1997, were (i) $198,000 resulting from operating activities, consisting of approximately $1,922,000 in net income, $56,000 in depreciation, $28,000 in amortization, and the remainder from the net change in other working capital items, (ii) capital expenditures of approximately $43,000 related to the acquisition of equipment and furniture, and (iii) net proceeds of $97,000 from the issuance of common stock under the stock purchase plan and upon stock options exercised.

On March 11, 1997, the Company implemented an asset backed securitized financing program with a maximum available borrowing amount of $135 million. This facility replaces the $100 million line of credit used in fiscal 1997. Under the terms of the five year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a newly formed, wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity and incurs interest at variable rates in the commercial paper market. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At May 31, 1997, the Company had a maximum amount available under the asset backed securitized financing program of approximately $9.2 million, based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, Ag Services will maintain an $8.5 million revolving bank line of credit in fiscal 1998. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. All borrowings are collateralized by substantially all assets of the Company. The agreement requires that the total outstanding borrowings be repaid in full for 10 consecutive days during the Company's fiscal second quarter. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. At May 31, 1997, all $8.5 million was available based on the borrowing base computation as provided by the agreement.

In April 1993, the Company completed the public offering of $13.8 million (including $1.8 million as a result of over-allotments) principal amount of 7% Convertible Subordinated Debentures due 2003. Interest was paid semi-annually on May 31 and November 30 of each year and was convertible into Common Stock of the Company at $9.25 per share, subject to adjustment under certain conditions, at any time prior to maturity, unless previously redeemed or repurchased.

On June 7, 1996, the Company called for redemption or conversion all of its outstanding 7% Convertible Subordinated Debentures due 2003 (the "Debentures"). From June 7, 1996 through July 10, 1996, the redemption date, the Company issued 1,487,669 shares of common stock upon conversion of $13,761,000 of Debentures and redeemed $39,000 of Debentures as full settlement of all $13,800,000 of the Debentures outstanding at that date.

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


                           AG SERVICES OF AMERICA, INC.
                                   (Registrant)

                         /s/ Brad D. Schlotfeldt
                         Brad D. Schlotfeldt
                         Vice President of Finnance & Treasurer
                         (Principal Financial & Accounting Officer)

Date: July 15, 1997


                          AG SERVICES OF AMERICA, INC.
             EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE



                                            Three Months Ended
                                               May 31, 1997
                                          -----------------------
                                              1997          1996
                                          ----------   ----------
Computation of weighted average
 number of common shares outstanding
 and common equivalent shares
Primary:
 Common shares outstanding at beginning
  of the period                            5,135,719    3,611,350
 Weighted average common shares issued
  during the period                            6,180        7,160
 Weighted average common shares issued
  under the stock purchase plan this period      116          100
 Weighted average common shares issued
  due to 7% subordinated debenture
  conversion this period                           0           47
 Weighted average of the common equivalent
  shares computed using the treasury stock
  method using the average market price
  during the period:
             Options (1)                     271,074      234,210
                                          -----------  -----------
Weighted average number of common
 and common equivalent shares              5,413,089    3,852,867
                                          ===========  ===========

Net Income                                $1,922,245   $1,572,716
                                          ===========  ===========
Earnings per common and
 common equivalent share                       $0.36        $0.41
                                             ========     ========

Fully diluted:
 Common shares outstanding at beginning
  of period                                5,135,719    3,611,350
 Weighted average common shares issued
  during the period                            6,180        7,160
 Weighted average common shares issued
  under the stock purchase plan this period      116          100
 Weighted average of the common equivalent
  shares computed using the treasury stock
  method using the greater of the quarter
  end market price or average market price
  during the period:
            Options (1)                      271,074      244,119
 Assumed conversion of $13.8 million 7%
  convertible subordinated debentures (2)         --    1,491,892
                                          -----------  -----------
Weighted average common and common
 equivalent shares                         5,413,089    5,354,621
                                          ===========  ===========

Net Income                                $1,922,245   $1,572,716
  Add: Interest on $13.8 million 7%
        subordinated debentures (2)               --      154,077
       Amortization of debt issue costs,
        net of income tax effect                  --       13,781
                                          -----------  -----------

Total                                      $1,922,245  $1,740,574
                                          ===========  ===========
Earnings per common and common
 equivalent shares                              $0.36       $0.33
                                              =======      =======

(1) Some of the stock options have not been included because they are antidilutive.

(2) Assumes conversion at the date of issuance on April 23, 1993.

                             -12-