Form 10-Q
period 1997-08-31
AG SERVICES OF AMERICA INC
filed 1997-10-14
CIK 875354

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
     Exchange Act of 1934

For the quarterly period ended  August 31, 1997

                                    or

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

5,159,014 common shares were outstanding as of October 10, 1997.

                     AG SERVICES OF AMERICA, INC.

                                INDEX

                                                            Page

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, August 31, 1997
      (unaudited) and February 28, 1997                       1
    Unaudited consolidated condensed statements of income,
      three and six months ended August 31, 1997 and 1996 2 Unaudited consolidated condensed statements of cash
      flows, six months ended August 31, 1997 and 1996        3
    Consolidated statement of stockholders' equity,
      six months ended August 31, 1997                        4
    Notes to consolidated condensed financial statements
     (unaudited)                                            5-7

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations           8-11

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security
    Holders                                                   12

  Item 6.  Exhibits and reports on form 8-K:                  12
    (a)  Exhibits
         (11)  Statement re computation of earnings
               per common share                               13

            PART I.  FINANCIAL INFORMATION
            ITEM 1.  FINANCIAL STATEMENTS

             AG SERVICES OF AMERICA, INC.

        CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     August 31,  February 28,
                             ASSETS                     1997       1997  *
                                                    (Unaudited)
                                                   -------------- -------------
    CURRENT ASSETS
     Cash                                               $290,696     $880,184
     Customer notes receivable, less allowance
       for less allowance for doubtful notes and
       reserve for discounts August 31, 1997
       $4,793,000; February 28, 1997 $1,609,000      159,938,456   43,245,691
     Accounts receivable                                 745,614      208,578
     Inventories                                       1,065,228    2,841,417
     Foreclosed assets held for sale                     641,983      431,346
     Deferred income taxes, net                          642,000      642,000
     Other current assets                                505,582    1,682,478
                                                   -------------- ------------
              Total current assets                  $163,829,559  $49,931,694
                                                   --------------  ------------

    LONG-TERM RECEIVABLES AND OTHER ASSETS
     Customer notes receivable, less allowance
       for doubtful notes August 31, 1997
       $1,623,000; February 28, 1997 $1,156,000
       notes August 31, 1997 $1,623,000; February
       28, 1997 $1,156,000                           $11,803,187   $9,560,881
     Foreclosed assets held for sale                     248,296      166,829
     Debt origination fees, less accumulated
       amortization August 31, 1997 $56,925,
       February 28, 1997 $0                              514,446           --
     Organizational costs, less accumulated
       amortization August 31, 1997 $0,
       February 28, 1997 $0                               22,394           --
     Deferred income taxes, net                          433,000      433,000
                                                   -------------- -------------
                                                     $13,021,323  $10,160,710
                                                   -------------- -------------
    EQUIPMENT, less accumulated depreciation
     August 31, 1997 $888,681;
      February 28, 1997 $776,207                      $1,350,389     $680,306
                                                   -------------- -------------
                                                    $178,201,271  $60,772,710
                                                   ============== =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
     Note payable                                   $119,598,781  $21,000,000
     Excess of outstanding checks over
       bank balance                                    3,385,525           --
     Accounts payable                                 10,331,768      955,871
     Accrued expenses                                  1,693,725      600,845
     Income taxes payable                                649,897           --
                                                   -------------- -------------
              Total current liabilities             $135,659,696  $22,556,716
                                                   -------------- -------------

    LONG-TERM LIABILITIES
     Obligation under capital lease                     $280,330          $--

    STOCKHOLDERS' EQUITY
     Capital stock                                   $22,136,891  $21,948,375
     Retained earnings                                20,124,354   16,267,619
                                                   -------------- -------------
                                                     $42,261,245  $38,215,994
                                                   -------------- -------------
                                                    $178,201,271  $60,772,710
                                                   ============== =============
    *Condensed from Audited Financial Statements.

    See Notes to Consolidated Condensed Financial Statements.

             AG SERVICES OF AMERICA, INC.

    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                   Three Months Ended August 31,  Six Months Ended August 31,
                                                        1997         1996           1997          1996
                                                   -------------- ------------- -------------- -------------
    Net revenues:
      Farm inputs                                    $54,627,586  $46,128,641   $132,966,601  $110,388,726
      Financing income                                 4,315,368    3,502,315      6,750,881     5,449,203
                                                   -------------- ------------- -------------- -------------
                                                     $58,942,954  $49,630,956   $139,717,482  $115,837,929
                                                   -------------- ------------- -------------- -------------
    Cost of revenues:
      Farm inputs                                    $51,334,719  $43,128,273   $125,287,810  $103,269,954
      Financing expense                                1,946,597    1,619,390      2,685,530     2,537,441
      Provision for doubtful notes                       914,027      800,059      2,170,739     1,860,924
                                                   -------------- ------------- -------------- -------------
                                                     $54,195,343  $45,547,722   $130,144,079  $107,668,319
                                                   -------------- ------------- -------------- -------------
       Income before operating expenses
          and income taxes                            $4,747,611   $4,083,234     $9,573,403    $8,169,610

    Operating expenses                                 1,703,701    1,531,237      3,585,248     3,161,897
                                                   -------------- ------------- -------------- -------------
       Income before income taxes                     $3,043,910   $2,551,997     $5,988,155    $5,007,713

    Federal and state income taxes                     1,109,420      917,000      2,131,420     1,800,000
                                                   -------------- ------------- -------------- -------------
        Net income                                    $1,934,490   $1,634,997     $3,856,735    $3,207,713
                                                   ============== ============= ============== =============
    Earnings per common and common
        equivalent share:
        Primary                                            $0.36        $0.39          $0.71         $0.79
                                                   ============== ============= ============== =============
        Fully diluted                                      $0.36        $0.31          $0.71         $0.63
                                                   ============== ============= ============== =============
    Weighted average common and common
        equivalent shares outstanding:
        Primary                                        5,435,178    4,221,940      5,423,834     4,035,981
                                                   ============== ============= ============== =============
        Fully diluted                                  5,443,339    5,337,086      5,439,665     5,337,137
                                                   ============== ============= ============== =============

    See Notes to Consolidated Condensed Financial Statements.

              AG SERVICES OF AMERICA, INC.

 UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       Six Months Ended August 31, 1997 and 1996

                                                        1997         1996
                                                  -------------- -------------
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                      $3,856,735   $3,207,713
      Adjustments to reconcile net income to net
        Cash (used in) operating activities:
        Depreciation                                     121,338      106,229
        Amortization                                      56,625       21,600
        Deferred income taxes                                  0      (30,000)
        (Gain) loss on sale of equipment                  (2,737)      (3,553)
        Change in assets and liabilities            (105,120,018) (81,123,276)
                                                   -------------- -------------
          Net cash (used in) operating activities  ($101,088,057)($77,821,287)
                                                   -------------- -------------

    CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of equipment                     $3,000      $14,200
      Purchase of equipment                             (791,683)    (156,097)
      (Increase) decrease in foreclosed assets
        held for sale                                   (292,104)   1,965,004
      (Increase) in debt origination fees               (571,070)          --
      (Increase) in organizational costs                 (22,394)          --
                                                   -------------- -------------
          Net cash (used in) investing activities    ($1,674,251)  $1,823,107
                                                   -------------- -------------

    CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from short-term borrowings           $100,295,380  $74,100,000
      Principal payments on short-term borrowings     (1,696,601)  (1,250,000)
      Net payments on conversion or redemption of
          convertible subordinated debentures                 --      (49,266)
      Increase in excess of outstanding checks
        over bank balance                              3,385,525    1,524,639
      Proceeds from the issuance of capital stock
        upon exercise of options                         184,166       98,825
      Proceeds from the issuance of capital stock
       under stock purchase plan                           4,350        6,737
                                                   -------------- -------------
        Net cash provided by financing activities   $102,172,820   $74,430,935
                                                   -------------- -------------
                  (Decrease) in cash                   ($589,488) ($1,567,245)

    CASH
      Beginning                                          880,184    1,808,778
                                                   -------------- -------------
      Ending                                            $290,696     $241,533
                                                   ============== =============

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for:
          Interest                                    $1,684,400   $1,843,600
          Income taxes                                $1,285,500   $1,026,800

    See Notes to Consolidated Condensed Financial Statements.

             AG SERVICES OF AMERICA, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           Six Months Ended August 31, 1997
                     (Unaudited)

                                                           Capital Stock
                                                        Shares                     Retained
                                                        Issued       Amount        Earnings        Total
                                                  -------------- ------------- -------------- -------------
    Balance, February 28, 1997                         5,135,719  $21,948,375    $16,267,619   $38,215,994
     Net income                                              - -          - -      3,856,735     3,856,735
     Issuance of 21,625 shares of capital stock
       upon the exercise of options                       21,625      184,166            - -       184,166
     Issuance of 300 shares of capital stock under
       employee stock purchase plan                          300        4,350            - -         4,350
                                                   -------------- ------------- -------------- -------------
    Balance, August 31, 1997                           5,157,644  $22,136,891    $20,124,354   $42,261,245
                                                   ============== ============= ============== =============

    See Notes to Consolidated Condensed Financial Statements.

                       AG SERVICES OF AMERICA, INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)

Note 1.   Basis of Presentation

          The accompanying unaudited consolidated condensed financial state-ments have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three and six month periods ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998.

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

Note 2.   Commitments and Contingencies

          Commitments:

          In the normal course of business, the Company makes various commitments which are not reflected in the accompanying consolidated condensed financial statements. These include various commitments to extend credit to customers. At August 31, 1997 and February 28, 1997 the Company had approximately $13,252,000 and $50,180,000, respectively, in commitments to supply farm inputs.
          No material losses or liquidity demands are anticipated as a result of these commitments.

          In June 1997, the Company entered into an agreement to lease three retail agricultural chemical and fertilizer service centers in northwestern Illinois. Under the terms of the agreement, the Company has the option to purchase the facilities at the end of the three year lease term.

                       AG SERVICES OF AMERICA, INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

          Contingencies:

          The Company is named in lawsuits in the ordinary course of business. Counsel for the Company have advised the Company, while the outcome of various legal proceedings is not certain,it is unlikely that these proceedings will result in any recovery which will materially affect the financial position or operating results of the Company.

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

Note 3.   Pledged Assets and Related Debt

          On March 11, 1997, the Company implemented an asset backed securitized financing program with a maximum available borrowing amount of $135 million. This facility replaces the $100 million line of credit used in fiscal 1997. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a newly formed, wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity and incurs interest at variable rates in the commercial paper market. The agreement contains various restrictive covenants including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At August 31, 1997, the Company had a maximum amount available under the asset backed securitized financing program of approximately $8,000, based on borrowing base computations as provided by the agreement.

          In conjunction with the securitized financing program, the Compnay will maintain an $8.5 million bank line of credit in fiscal 1998. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. The agreement contains various restrictive covenants including, among others, restrictions on issuance of stock, declaration or payment of dividends, and requires the Company to maintain certain levels of equity and pretax earnings. The agreement also requires that outstanding borrowings be repaid in full for 10 consecutive days during the Company's fiscal second quarter. Advances under the agreement are also subject to portfolio performance, covenant restrictions, and borrowing base calculations. At August 31, 1997, the Company had a maximum amount available under the agreement of approximately $69,000 based on borrowing base calculations as provided by the agreement.

Note 4.   Earnings per Common and Common Equivalent Share

          Earnings per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each respective period.

          In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", (SFAS No. 128). The Statement will become effective for public companies for financial statements issued after December 15, 1997, and early adoption is not permitted. Under SFAS 128, the Company will present two earnings per share
          (EPS) amounts. Basic EPS will be calculated based on income available to common shareholders and the weighted average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential commmon stock, such as stock issuable pursuant to the exercise of stock options out-standing. If the provisions of SFAS No. 128 had been applied in the first two quarters of fiscal 1998, Basic EPS would have been approximately 1 to 2 cents higher than, and Diluted EPS would have been approximately the same as, reported EPS for each of those quarters.

                       AG SERVICES OF AMERICA, INC.

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three and six months ended August 31, 1997 and 1996. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                                          Percentage         Percentage
                                       of Net Revenues     of Net Revenues
                                      Three Months Ended   Six Months Ended
                                          August 31,         August 31
                                        1997      1996      1997     1996
Net Revenues:
 Farm inputs                             92.7%     92.9%     95.2%   95.3%
 Financing Income                         7.3%      7.1%      4.8%    4.7%
                                       --------  --------  -------- ------
                                        100.0%    100.0%    100.0%  100.0%
                                       --------  --------  -------- ------
Cost of Revenues:
 Farm inputs                             87.1%     86.9%     89.7%   89.1%
 Financing expense                        3.3%      3.3%      1.9%    2.2%
 Provision for doubtful notes             1.5%      1.6%      1.5%    1.6%
                                        -------   -------   -------  ------
                                         91.9%     91.8%     93.1%   92.9%
                                        -------   -------   -------  ------
Income before operating
 expenses and income taxes                8.1%      8.2%      6.9%    7.1%

Operating expenses                        2.9%      3.1%      2.6%    2.7%
                                        -------   -------   -------  ------

Income before income taxes                5.2%      5.1%      4.3%    4.4%

Federal and state income taxes            1.9%      1.8%      1.5%    1.6%
                                        -------   -------   -------  ------

Net income                                3.3%      3.3%      2.8%    2.8%
                                        =======   =======   =======  ======


Net Revenues:

Net revenues increased $9.3 million or 18.8% during the three months ended August 31, 1997, compared with the three months ended August 31, 1996. Net revenues increased $23.9 million or 20.6% during the six months ended August 31, 1997, compared with the six months ended August 31, 1996. The Company reached this record level through increased marketing and sales efforts in our 28 state market area.

Cost of Revenues:

The total cost of revenues increased slightly from 91.8% and 92.9% of net revenues for the three and six months ended August 31, 1996, respectively, to 91.9% and 93.1% of net revenues for the three and 6 months ended August 31, 1997. The increase in total cost of revenues as a percentage of net revenues was due to the decrease in gross margin on the sale of farm inputs, but was offset by an increase in gross margin on financing income. The gross margin on the sale of farm inputs alone, decreased to 6.03% and 5.77% for the three and six months ended August 31, 1997, respectively, from 6.50% and 6.45% for the three and six months ended August 31, 1996. This decrease was the result of new marketing programs and changes in the sales mix. In fiscal 1997, we initiated new programs designed to attract larger financially stable, customers to increase our customer loan portfolio quality. However, we now compete more directly with traditional sources of agricultural lending, such as banks and the Farm Credit System for the elite customer market share. As a result, we have been pricing our products more competitively, and gross margin on the sale of farm inputs declined. In addition, our continued marketing reductions in the South due to poor collection history have also caused a change in the product mix. Higher margin cotton seed and chemical sales in the South were replaced by lower margin sales, such as irrigation and fuel advances, concentrated in the western corn belt and lower midwest plain states. Concerning the gross margin on financing income alone, the percentages increased to 54.9% and 60.2% for the three and six months ended August 31, 1997, from 53.8% and 53.4% for the three and six months ended August 31, 1996. The increase in gross margin on financing income was the result of two events. Firstly, year to date gross margin on financing income improved due to the conversion of the 7% Convertible Subordinated Debentures in the second quarter of fiscal 1997. This allowed for a pre-tax interest savings of $240,000 for the six months ended August 31, 1997 over the same period in the prior year. Secondly, contributing to current interest savings is our new asset backed securitization program, initiated in March 1997, which allows the Company to borrow funds by means of the commercial paper market at lower interest rates. A portion of these savings will be passed along to our customers to maintain competitive pricing in the market. The provision for doubtful notes was 1.6% of net revenues for the three and six months ended August 31, 1997 and 1996.

Operating Expenses:

Operating expenses decreased to 2.9% and 2.6% of net revenues for the three and six months ended August 31, 1997, respectively, from 3.1% and 2.7% of net revenues for the three and six months ended August 31, 1996. The decrease is the result of the Company's operating expenses increasing at a lower rate (11.3% and 13.4%) than net revenues (18.8% and 20.6%) for the three and six months ended August 31, 1997 due to the efforts by management to control spending. The increase in operating expense is attributed primarily to the increase in payroll and payroll related expenses due to the Company's growth. Payroll and payroll related expenses increased to $1,231,338 and $2,432,028 for the three and six months ended August 31, 1997, respectively, from $1,049,309 and $2,136,021 for the three and six months ended August 31, 1996.

Net Income:

Net income increased 18.3% to $1,934,490 for the three months ended August 31, 1997 from $1,634,997 for the three months ended August 31, 1996 and 20.2% to $3,856,735 for the six months ended August 31, 1997 from $3,207,713 for the six months ended August 31, 1996. The increase in net income is attributable to the increase in net revenues and the decline in operating expenses as a percentage of net revenues.

Inflation:

The Company does not believe the Company's net revenues and income from continuing operations were significantly impacted by inflation or changing prices in fiscal 1997 or the first six months of fiscal 1998.

Seasonality:

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for fiscal 1997 and the first two quarters of fiscal 1998. This information is derived from unaudited financial statements which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.


                             Fiscal 1998 Quarter Ended
                  ------------------------------------------------
                    May 31    August 31  November 30  February 28
                  ---------   ---------- ----------- -------------
                               (Dollars in thousands)

Net revenues        $80,775    $58,943

Net income           $1,922     $1,934

                             Fiscal 1997 Quarter Ended
                  -------------------------------------------------
                     May 31    August 31  November 30  February 28
                  ----------  ----------- ----------- -------------
                                (Dollars in thousands)

Net revenues        $66,207     $49,631      $11,402      $20,407

Net income           $1,573      $1,635         $832         $306


The 1997 crop planting season commenced ahead of normal, however, an unusually cool spring throughout the corn belt initially delayed plant germination and plant development. Rains and warmer weather in the second quarter improved overall crop development. The delayed germination and an increase in the use of post emergent chemicals have however, shifted a portion of chemical sales to the second quarter.

Liquidity and Capital Resources:

At August 31, 1997, the Company had working capital of $28,170,000 an increase of $2,476,000 over a year ago and an increase of $795,000 since February 28, 1997. The components of this net increase, since February 28, 1997, were (i) $1,398,000 resulting from operating activities, consisting of approximately $3,857,000 in net income, $121,000 in depreciation, $57,000 in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately $792,000 related to the acquisition of equipment and furniture, which includes $699,000 of equipment purchases for the three retail chemical and fertilizer service centers as described in Note 2 of the attached unaudited consolidated financial statements (iii) net proceeds of $189,000 from the issuance of common stock upon exercise of options and sales of stock through the employee stock purchase plan.


On March 11, 1997, the Company implemented an asset backed securitized financing program with a maximum available borrowing amount of $135 million. This facility replaces the $100 million line of credit used in fiscal 1997. Under the terms of the five year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a newly formed, wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity and incurs interest at variable rates in the commercial paper market. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At August 31, 1997, the Company had a maximum amount available under the asset backed securitized financing program of approximately $8,000, based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, Ag Services will maintain an $8.5 million revolving bank line of credit in fiscal 1998. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. All borrowings are collateralized by substantially all assets of the Company. The agreement requires that the total outstanding borrowings be repaid in full for 10 consecutive days during the Company's fiscal second quarter. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. At August 31, 1997, $69,000 was available based on the borrowing base computation as provided by the agreement.

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


"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995

Information contained in this report, other than historical information, should be considered forward looking which reflect Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions within the agriculture industry; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; changes in weather conditions; changes in agricultural regulations; unknown risks; and other risks detailed in the Company's Securities and Exchange Commission filings.

                       AG SERVICES OF AMERICA, INC.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          The Company held its Annual Meeting of Stockholders on August 6, 1997. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At such meeting, management's entire slate of six Directors was elected for a one year term, (until the Company's 1998 Annual Meeting), and until the directors' respective successors are duly elected and qualified;

                                             Votes          Votes
          Director Name                    in Favor        Withheld

          Gaylen D. Miller                  4,838,153        13,321
          Henry C. Jungling, Jr.            4,838,153        13,221
          Kevin D. Schipper                 4,838,153        13,221
          James D. Gerson                   4,838,153        10,519
          Michael Lischin                   4,838,153        10,919
          Ervin J. Mellema                  4,838,153        11,819

          In addition, a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the fiscal year ending February 28, 1998 was approved by a vote of 4,822,417 votes in favor, 4,888 votes against, and 21,267 votes abstaining.

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


                                AG SERVICES OF AMERICA, INC.
                                        (Registrant)

                              /s/ Brad D. Schlotfeldt
                              Brad D. Schlotfeldt
                              Vice President of Finance & Treasurer
                              (Principal Financial & Accounting Officer)

Date: October 14, 1997

                        AG SERVICES OF AMERICA, INC.

                                 EXHIBIT 11
       COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

                                                        Three Months Ended      Six Months Ended
                                                             August 31,            August 31,
                                                         1997        1996        1997       1996
                                                     ----------- -----------  ---------- ------------
    Computation of weighted average number of common
      shares outstanding and common equivalent shares:
    Primary:
     Common shares outstanding at beginning
      of the period                                    5,146,916   3,627,424   5,135,719   3,611,350
     Weighted average common shares issued
       during the period                                  7,397          801      12,239       9,906
     Weighted average common shares issued under
       the stock purchase plan this period                   --          103         208         152
     Weighted average common shares issued due
       to conversion of the 7% subordinated
       convertible debentures                                --      368,200           --    186,632
     Weighted average of the common equivalent shares
       computed using the treasury stock method using
       the average market price during the period:
              Options (1)                               280,865      225,412     275,668     227,941
                                                     -----------  ----------- ----------- -----------
    Weighted average number of common and common
     equivalent shares                                5,435,178    4,221,940   5,423,834   4,035,981
                                                     ===========  =========== =========== ===========

    Net income                                       $1,934,490    $1,634,997 $3,856,735  $3,207,713
                                                     ===========  =========== =========== ===========

     Earnings per common and common equivalent share       $0.36        $0.39      $0.71       $0.71
                                                     ===========  =========== =========== ===========

    Fully diluted:
     Common shares outstanding at beginning
       of the period                                   5,146,919    3,627,424  5,135,719   3,611,350
     Common shares issued due to conversion
       of the 7% convertible debentures                      --     1,483,345         --   1,487,669
     Weighted average common shares issued
       during the period                                  7,397           801     12,239       9,906
     Weighted average common shares issued under
       the stock purchase plan this period                   --           103        208         152
     Weighted average of the common equivalent
       shares computed using the treasury stock
       method using the greater of the quarter end
       market price or average market price during
       the period:
              Options (1)                               289,023       225,413    291,499     228,060
                                                     -----------   -----------  --------- -----------
    Weighted average number of common and common
     equivalent shares                                5,443,339     5,337,086  5,439,665   5,337,137
                                                     ===========   =========== ========== ============

    Net income                                       $1,934,490    $1,634,997 $3,856,735  $3,207,713
     Add: Interest on $13.8 million 7% convertible
           subordinated debentures, net of income
           tax effect                                        --            --         --     154,077
          Amortization of debt issuance costs,
           net of income tax effect                          --            --         --      13,781
                                                     -----------   ----------- ----------- -----------
    Total                                            $1,934,490     $1,634,997 $3,856,735 $3,375,751
                                                     ===========   =========== =========== ===========

    Earnings per common and common equivalent share       $0.36          $0.31      $0.71      $0.63
                                                     ===========    =========== ========== ===========

    (1)  Some of the stock options have not been included because they are a