Form 10-Q
period 1997-11-30
AG SERVICES OF AMERICA INC
filed 1998-01-15
CIK 875354

UNITED STATES

                   		SECURITES AND EXCHANGE COMMISSION

                        		Washington, D.C. 20549

                               		FORM 10-Q

	                               	(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the quarterly period ended 		November 30, 1997

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
																																											[X] Yes		[ ] No


5,165,554 common shares were outstanding as of January 12, 1998.

                   AG SERVICES OF AMERICA, INC.

                             INDEX



PART I.  FINANCIAL INFORMATION																												          	Page

Item 1.  Financial statements:
 Consolidated condensed balance sheets, November 30, 1997
  (unaudited) and February 28, 1997	       																												1
 Unaudited consolidated condensed statements of income,
	 three and nine months ended November 30, 1997
	 and 1996                  															   																									2
 Unaudited consolidated condensed statements of cash flows,
  nine months ended November 30, 1997 and 1996	     																			3
 Consolidated statement of stockholders' equity, nine
  months ended November 30, 1997																				          									4
 Notes to consolidated condensed financial statements (unaudited)	    5-7

Item 2.  Management's discussion and analysis of
  financial condition and results of operations																						 8-12

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders											13
            (a) Exhibits
Item 6.  Exhibits and reports on form 8-K:																										 		13
            (a) Exhibits 																																														13
         (11) Statement re computation of earnings
            per common share																										       										14

            PART I.  FINANCIAL INFORMATION
            ITEM 1.  FINANCIAL STATEMENTS

             AG SERVICES OF AMERICA, INC.

        CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    November 30,  February 28,
                             ASSETS                     1997         1997  *
                                                    (Unaudited)
                                                      -------------- -------------
    CURRENT ASSETS
     Cash                                             $7,066,665      $880,184
     Customer notes receivable, less allowance
       for less allowance for doubtful notes and
       reserve for discounts November 30, 1997
       $4,127,000; February 28, 1997 $1,609,000       92,419,453    43,245,691
     Accounts receivable                                 705,567       208,578
      Inventories                                        790,051     2,841,417
      Foreclosed assets held for sale                    403,889       431,346
     Deferred income taxes, net                          642,000       642,000
     Other current assets                                241,605     1,682,478
                                                   -------------- -------------
              Total current assets                  $102,269,230   $49,931,694
                                                   -------------- -------------

    LONG-TERM RECEIVABLES AND OTHER ASSETS
     Customer notes receivable, less allowance
       for doubtful notes November 30, 1997
       $1,585,000; February 28, 1997 $1,156,000      $11,521,126    $9,560,881
     Foreclosed assets held for sale                     156,210       166,829
     Debt origination fees, less accumulated
       amortization November 30, 1997 $85,275,
       February 28, 1997 $0                              486,096            --
     Organizational costs, less accumulated
       amortization November 30, 1997 $0,
       February 28, 1997 $0                               22,394            --
     Deferred income taxes, net                          433,000       433,000
                                                   -------------- -------------
                                                     $12,618,826   $10,160,710
                                                   -------------- -------------
    EQUIPMENT, less accumulated depreciation
     November 30, 1997 $956,279;
      February 28, 1997 $776,207                      $1,480,163      $680,306
                                                   -------------- -------------
                                                    $116,368,219   $60,772,710
                                                   ============== =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
     Note payable                                    $63,700,608   $21,000,000
     Accounts payable                                  7,340,338       955,871
     Accrued expenses                                  1,444,663       600,845
     Income taxes payable                                249,694            --
     Obligations under capital lease                      51,754            --
                                                   -------------- -------------
              Total current liabilities              $72,787,057   $22,556,716
                                                   -------------- -------------

    LONG-TERM LIABILITIES
     Obligation under capital lease                     $280,330           $--

    STOCKHOLDERS' EQUITY
     Capital stock                                   $22,158,114   $21,948,375
     Retained earnings                                21,142,718    16,267,619
                                                   -------------- -------------
                                                     $43,300,832   $38,215,994
                                                   -------------- -------------
                                                    $116,368,219   $60,772,710
                                                   ============== =============
    *Condensed from Audited Financial Statements.

    See Notes to Consolidated Condensed Financial Statements.

                 AG SERVICES OF AMERICA, INC.

    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                  Three Months Ended November 30, Nine Months Ended November 30,
                                                        1997          1996             1997            1996
                                                      -------------- -------------   --------------   -------------
    Net revenues:
      Farm inputs                                    $10,203,577    $8,150,204     $143,170,178    $118,538,930
      Financing income                                 4,021,036     3,251,402       10,771,917       8,700,605
                                                   -------------- -------------   --------------   -------------
                                                     $14,224,613   $11,401,606     $153,942,095    $127,239,535
                                                   -------------- -------------   --------------   -------------
    Cost of revenues:
      Farm inputs                                     $8,883,225    $6,908,576     $134,171,035    $110,178,530
      Financing expense                                1,733,350     1,544,467        4,418,880       4,081,908
      Provision for doubtful notes                       225,784       183,274        2,396,523       2,044,198
                                                   -------------- -------------   --------------   -------------
                                                     $10,842,359    $8,636,317     $140,986,438    $116,304,636
                                                   -------------- -------------   --------------   -------------
       Income before operating expenses
          and income taxes                            $3,382,254    $2,765,289      $12,955,657     $10,934,899

    Operating expenses                                 1,788,890     1,508,153        5,374,138       4,670,050
                                                   -------------- -------------   --------------   -------------
       Income before income taxes                     $1,593,364    $1,257,136       $7,581,519      $6,264,849

    Federal and state income taxes                       575,000       425,000        2,706,420       2,225,000
                                                   -------------- -------------   --------------   -------------
        Net income                                    $1,018,364      $832,136       $4,875,099      $4,039,849
                                                   ============== =============   ==============   =============
    Earnings per common and common
        equivalent share:
        Primary                                            $0.19         $0.16            $0.90           $0.87
                                                   ============== =============   ==============   =============
        Fully diluted                                      $0.19         $0.16            $0.90           $0.79
                                                   ============== =============   ==============   =============
    Weighted average common and common
        equivalent shares outstanding:
        Primary                                        5,438,194     5,330,214        5,426,057       4,622,806
                                                   ============== =============   ==============   =============
        Fully diluted                                  5,438,194     5,363,210        5,429,092       5,358,276
                                                   ============== =============   ==============   =============

    See Notes to Consolidated Condensed Financial Statements.

                 AG SERVICES OF AMERICA, INC.

    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         Nine Months Ended November 30, 1997 and 1996

                                                           1997          1996
                                                   -------------- -------------
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                      $4,875,099    $4,039,849
      Adjustments to reconcile net income to net
        Cash (used in) operating activities:
        Depreciation                                     205,794       162,873
        Amortization                                      84,975        21,600
        Deferred income taxes                                  0       (30,000)
        (Gain) loss on sale of equipment                   2,917          (774)
        Change in assets and liabilities             (40,473,569)  (31,679,287)
                                                   -------------- -------------
          Net cash (used in) operating activities   ($35,304,784) ($27,485,739)
                                                   -------------- -------------

    CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of equipment                    $21,850       $29,750
      Purchase of equipment                           (1,034,821)     (256,842)
      (Increase) decrease in foreclosed assets
        held for sale                                    187,353     1,874,546
      (Increase) in organizational costs                 (22,394)           --
                                                   -------------- -------------
          Net cash (used in) investing activities      ($848,012)   $1,647,454
                                                   -------------- -------------

    CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from short-term borrowings           $104,879,461   $78,425,000
      Principal payments on short-term borrowings    (62,178,853)  (50,775,000)
      (Increase) in debt origination fees               (571,070)           --
      Net payments on conversion or redemption of
          convertible subordinated debentures                 --       (49,756)
      Proceeds from the issuance of capital stock
        upon exercise of options                         205,389       173,275
      Proceeds from the issuance of capital stock
       under stock purchase plan                           4,350        12,543
                                                   -------------- -------------
        Net cash provided by financing activities    $42,339,277   $27,786,062
                                                   -------------- -------------
                  (Decrease) in cash                  $6,186,481    $1,947,777

    CASH
      Beginning                                          880,184     1,808,778
                                                   -------------- -------------
      Ending                                          $7,066,665    $3,756,555
                                                   ============== =============

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for:
          Interest                                    $3,683,700    $3,781,900
          Income taxes                                $2,260,700    $1,996,000

    See Notes to Consolidated Condensed Financial Statements.

             AG SERVICES OF AMERICA, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         Nine Months Ended November 30, 1997
                     (Unaudited)

                                                                 Capital Stock
                                                       Shares                        Retained
                                                       Issued        Amount          Earnings          Total
                                                   -------------- -------------   --------------   -------------
    Balance, February 28, 1997                         5,135,719   $21,948,375      $16,267,619     $38,215,994
     Net income                                              - -           - -        4,875,099       4,875,099
     Issuance of 21,625 shares of capital stock
       upon the exercise of options                       24,245       205,389              - -         205,389
     Issuance of 300 shares of capital stock under
       employee stock purchase plan                          300         4,350              - -           4,350
                                                   -------------- -------------   --------------   -------------
    Balance, November 30, 1997                         5,160,264   $22,158,114      $21,142,718     $43,300,832
                                                   ============== =============   ==============   =============

    See Notes to Consolidated Condensed Financial Statements.

                 AG SERVICES OF AMERICA, INC.

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (UNAUDITED)

Note 1.		Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operation results for the three and nine-month periods ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998.

		Principles of Consolidation:

	The consolidated financial statements include the accounts of Ag Services of
America, Inc. (the Company) and its wholly owned subsidiary, Ag Acceptance
Corporation.  All material intercompany balances and transactions have been eliminated in consolidation.

	According to terms related to the asset backed securitized financing program as described in Note 3 of the consolidated condensed financial statements, the Company formed Ag Acceptance Corporation, a wholly owned, special purpose corporation.

Note 2.	Commitments and Contingencies

		Commitments:

In the normal course of business, the company makes various commitments that are not reflected in the accompanying condensed financial statements. These include various commitments to extend credit to customers. At November 30, 1997 and February 28, 1997 the Company had approximately $13,200,000 and $50,180,000, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

In June 1997, the Company entered into an agreement to lease three retail agricultural chemical and fertilizer service centers in northwestern Illinois. Under the terms of the agreement, the Company has the option to purchase the facilities at the end of the three year lease term.

		Contingencies:

The Company is named in lawsuits in the ordinary course of business. Counsel for the

             AG SERVICES OF AMERICA, INC.

  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (UNAUDITED)


Company has advised the Company, while the outcome of various legal proceedings is not certain, it is unlikely that these proceedings will result in any recovery which will materially affect the financial position or operating results of the Company. The availability of lines of credit to finance operations and the existence of a multi-peril crop insurance program are essential to the Company's operations. If the federal multi-peril crop insurance program currently in existence were terminated or negatively modified and no comparable private or government program were established, this could have a material adverse effect on the Company's future operations. The government has from time to time evaluated the federal multi-peril insurance program and is likely to review the program in the future, and there can be no assurance of the outcome of such evaluations.

Note 3.  Pledged Assets and Related Debt

On March 11, 1997, the Company implemented an asset backed securitized financing program with a maximum available borrowing amount of $135 million. This facility replaces the $100 million line of credit used in fiscal 1997. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a newly formed, wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity and incurs interest at variable rates in the commercial paper market. The agreement contains various restrictive covenants including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At November 30,1997, the Company had a maximum amount available under the asset backed securitized financing program of approximately
$950,000 based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, the Company will maintain an $8.5 million bank line of credit in fiscal 1998. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. The agreement contains various restrictive covenants including, among others, restrictions on the issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. The agreement also requires that outstanding borrowings be repaid in full for 10 consecutive days during the Company's second fiscal quarter. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At November 30, 1997, the Company had a maximum amount available under the agreement of approximately $3,600,000 based on borrowing base computations as provided by the agreement.

             AG SERVICES OF AMERICA, INC.

  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (UNAUDITED)



Note 4.	Earnings per Common and Common Equivalent Share

Earnings per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each respective period.

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, "Earnings per Share", (SFAS No.
128). The Statement will become effective for public companies for financial statements issued after December 15, 1997, and early adoption is not permitted. Under SFAS 128, the Company will present two earnings per share (EPS) amounts. Basic EPS will be calculated based on income available to common shareholders and the weighted average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding. If the provisions of SFAS No. 128 had been applied in each of the first three quarters of fiscal 1998, Basic EPS would have been approximately 1 to 2 cents higher than, and Diluted EPS would have been approximately the same as, reported EPS in each of those quarters.

            AG SERVICES OF AMERICA, INC.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three and nine months ended November 30, 1997 and 1996. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.


                           								Percentage			      	Percentage
						                         of Net Revenues		     of Net Revenues
                              Three Months Ended		  Nine Months ended
							                           November 30,		       November 30,

										                     1997	       1996		       1997       1996
                              ------      ------       ------     ------
Net Revenues:
   Farm inputs								         71.7%	 	    71.5%	       93.0% 	    93.2%
   Financing income							     28.3%  	    28.5%		       7.0%	      6.8%
                             -------      ------      -------     ------
								                   	  100.0%		    100.0%		     100.0%	    100.0%
Cost of revenues:
  Farm inputs					 			         62.4%		     60.6%		      87.1%	     86.6%
  Financing expense	 						    12.2%		     13.5%		       2.9%       3.2%
  Provision for doubtful notes  1.6%		      1.6%		       1.6%       1.6%
                             -------      ------      -------    -------
									                      76.2%		     75.7%		      91.6%	     91.4%
                             -------      ------      -------    -------
Income before operating
expenses and income taxes 	    23.8%		     24.3%		       8.4%	      8.6%

Operating expenses							      12.6%		     13.3%		       3.5%	      3.7%
                             -------      ------      -------    -------

Income before income taxes					1.2%		      11.0%	        4.9%       4.9%

Federal and state income tax   4.0%		       3.7%		       1.7%	      1.7%
                             -------      ------      -------    -------

Net income									            7.2%		       7.3%        	3.2%	      3.2%
                             =======      ======      =======    =======

Net Revenues:

Net revenues increased $2.8 million or 24.8% to $14.2 million for the three months ended November 30, 1997, compared with $11.4 million for the three months ended November 30, 1996. Net Revenues increased $26.7 million or 21.0% to $153.9 million for the nine months ended November 30, 1997, compared with $127.2 million for the nine months ended November 30, 1996. Financing income as a percentage of net revenues decreased to 28.3% of net revenues for the three months ended November 30, 1997 from 28.5% of net revenues for the three months ended November 30, 1996 and increased to 7.0% of net revenues for the nine months ended November 30, 1997 from 6.8% of net revenues for the nine months ended November 30, 1996. The Company reached these record net revenue levels through the first three quarters of fiscal 1998, by increasing marketing and sales efforts in our 28 state market area.

Cost of Revenues:

The total cost of revenues increased from 75.7% to 76.2% of net revenues for the three months ended November 30, 1996 and 1997, respectively and increased slightly from 91.4% to 91.6% for the nine months ended November 30, 1996 and 1997. The increase in the total cost of net revenues for the nine months ended November 30, 1997 was due to a decrease in the gross margin on the sale of farm inputs, but was offset by an increase in gross margin on financing income. The gross margin on farm inputs, alone, decreased to 12.9% from 15.2% for the three months ended November 30, 1997 and 1996. For the nine months ending November 30, 1997 and 1996, gross margin on farm inputs dropped to 6.3% in 1997 from 7.1% in 1996. This decrease was the result of new marketing programs and changes in the sales mix. In fiscal 1997 we nitiated new programs designed to attract large, financially stable customers to increase our customer loan portfolio quality. However, we now compete more directly with traditional sources of agricultural lending, such as banks and the Farm Credit System for the elite customer market share. As a result, we have been pricing our products more competitively, and gross margin on the sale of farm inputs declined. In addition, our continued marketing reductions in the South due to poor collection history have also caused a change in the
product mix.    Higher margin cotton seed and chemical sales were replaced by lower margin sales, such as irrigation and fuel advances, concentrated in the western corn belt and lower Midwest plain states. The gross margin on financing income alone, increased to 56.9% and 59.0% for the three and nine months ended November 30, 1997, from 52.5% and 53.1% for the three and nine months ending November 30, 1996. This increase resulted from two events. Firstly, year to date gross margin on financing income improved due to the conversion of the 7% Convertible Subordinated Debentures in the second quarter of fiscal 1997. This allowed for a pretax interest savings of $240,000 for the nine months ended November 30, 1997 over the same period in the prior year. Secondly, contributing to current interest savings is our new asset backed securitization program, initiated in March 1997, which allows the Company to borrow funds by means of the commercial paper market at lower interest rates.
A portion of these savings has been passed along to our customers to maintain competitive pricing in the market. The provision for doubtful notes was 1.6% of net revenues for the three and nine months ended November 30, 1997 and 1996.

Operating Expenses:

Operating expenses decreased to 3.5% from 3.7% of the revenues for the nine months ended November 30, 1997 and 1996, and decreased to 12.6% form 13.2% for the three months ended November 30, 1997 and 1996, respectively. The increase in operating expense is primarily due to the increase in payroll to $1,062,600 and $3,126,900 for the three and nine months ended November 30, 1997, respectively, from $885,800 and $2,722,200 for the three and nine months ended November 30, 1996. The increase is a result of the Company adding employees after November 30, 1996, most significantly an increased sales force as well as general wage rate increases to existing employees. The balance of the increase in operating expenses is attributed principally to the Company's growth.

Net Income:

Net income increased 22.4% to $1,018,364 for the three months ended November 30, 1997 from $832,136 for the three months ended November 30, 1996 and increased 20.7% to $4,875,099 for the nine months ended November 30, 1997 from $4,039,849 for the nine months ended November 30, 1996. The increase in net income is attributable to the increase in net revenues, improvement in the gross margin on financing income, and total operating expenses increasing at a lower rate than net revenues.

Inflation:

The Company does not believe inflation or changing prices in fiscal 1997 or the first three quarters of fiscal 1998 significantly impacted the Company's net revenues and income from continuing operations.

Seasonality:

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for fiscal 1997 and the first three quarters of fiscal 1998. This information is derived from unaudited financial statements, which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.

                 								   	Fiscal 1998 Quarter Ended

							     			      May 31     August 31     November 30    February 28
                  ----------   -----------  --------------  -------------
                                   (Dollars in thousands)
		Net revenues			  $80,775	       $58,942	        $14,225

		Net income	 		    $1,922	        $1,935	         $1,018

 									                				Fiscal 1997 Quarter Ended

					            			 May 31	     August 31	    November 30	    February 28
                  ----------    -----------  --------------   -------------
                     													 (Dollars in thousands)

		Net revenues					 $66,207     	 $49,631	         $11,402         $20,407

		Net income						   $1,573	       $1,635	            $832            $306

The 1997 crop planting season commenced ahead of normal, however, an unusually cool spring throughout the corn belt initially delayed plant germination and plant development. Rains and warmer weather in the second quarter improved overall crop development and led to a generally favorable harvest season. The delayed germination did however shift a portion of chemical sales from the first to second quarter.

Liquidity and Capital Resources:

At November 30, 1997, the Company had working capital of $29,482,000, an increase of $2,721,000 over a year ago and an increase of $2,107,000 since February 28, 1997. The components of this net increase, since February 28, 1997, were (i) $2,932,000 resulting from operating activities, consisting of approximately $4,875,000 in net income, $206,000 in depreciation, $85,000 in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately $1,035,000 related to the acquisition of equipment and furniture, which includes $803,000 of equipment purchases for the three retail chemical and fertilizer service centers as described in note 2 of the attached unaudited consolidated financial statements and (iii) net proceeds of $210,000 from the issuance of common stock upon exercise of options and sales of stock through the employee stock purchase plan.

On March 11, 1997, the Company implemented an asset backed securitized financing program with a maximum available borrowing amount of $135 million. This facility replaces the $100 million line of credit used in fiscal 1997. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a newly formed, wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity and incurs interest at variable rates in the commercial paper market. The agreement contains various restrictive covenants including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At November 30, 1997, the Company had a maximum amount available under the asset backed securitized financing program of approximately $950,000 based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, the Company will maintain an $8.5 million bank line of credit in fiscal 1998. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. The agreement contains various restrictive covenants including, among others, restrictions on the issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. The agreement also requires that outstanding borrowings be repaid in full for 10 consecutive days during the Company's second fiscal quarter. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At November
30, 1997, the Company had a maximum amount available under the agreement of approximately $3,600,000 based on borrowing base computations as provided by the agreement.

In April 1993, the Company completed the public offering of $13.8 million (including $1.8 million as a result of over-allotments) principal amount of 7% Convertible Subordinated Debentures due 2003. Interest is paid semi-annually on May 31 and November 30 of each year and is convertible into Common Stock of the Company at $9.25 per share, subject to adjustment under certain conditions, at any time prior to maturity, unless previously redeemed or repurchased. At November 30, 1997, the balance of the Debentures was $0.

On June 7, 1996, the Company called for redemption of conversion all of its outstanding 7% Convertible Subordinated Debentures due 2003 (the "Deben-tures"). From June 7, 1996 through July 10, 1996, the redemption date, the Company issued 1,483,345 shares of common stock upon conversion of $13,721,000 of Debentures and redeemed $39,000 of Debentures as full settlement of all $13,760,000 of the Debentures outstanding at May 31, 1996.

Management believes that the financial resources available to it, including its bank line of credit, trade credit, its equity and internally generated funds, will be sufficient to finance the Company and its operations in the foreseeable future. The Company currently has no significant capital commitments.

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

(a) Exhibits

(11) Statements re computation of earnings per common share is attached.

(b) Reports on From 8-K

No reports on Form 8-K were filed during the period covered by this report.


Signatures

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

												   AG SERVICES OF AMERICA, INC.
															(Registrant)

   												/s/ Brad Schlotfeldt
			   									Brad D. Schlotfeldt
						   						Vice President of Finance & Treasurer
   												(Principal Financial and Accounting Officer)


Date: January 14, 1998

                        AG SERVICES OF AMERICA, INC.

                                 EXHIBIT 11
       COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

                                                      Three Months Ended     Three Months Ended
                                                         November 30,           November 30,
                                                        1997        1996       1997        1996
                                                    ----------- ----------- ----------  -----------
Computation of weighted average number of common
  shares outstanding and common equivalent shares:
Primary:
 Common shares outstanding at beginning
   of the period                                      5,157,644    5,112,569  5,135,719  3,611,350
 Weighted average common shares issued
   during the period                                      1,535        4,193     15,852     12,693
 Weighted average common shares issued under
   the stock purchase plan this period                       --          270        139        389
 Weighted average common shares issued due
   to conversion of the 7% subordinated
   convertible debentures                                    --           --         --    776,693
 Weighted average of the common equivalent shares
   computed using the treasury stock method using
   the average market price during the period:
          Options (1)                                   279,015      213,182    274,374    221,681
                                                    -----------   -----------  ---------  ---------
Weighted average number of common and common
 equivalent shares                                    5,438,194    5,330,214  5,426,057  4,622,806
                                                    ===========  =========== =========== ==========  =====

Net income                                           $1,018,364     $832,136 $4,875,099 $4,039,849
                                                    ===========  =========== =========== ==========

Earnings per common and common equivalent share           $0.19        $0.16      $0.90      $0.87
                                                     =========== =========== =========== ==========

Fully diluted:
 Common shares outstanding at beginning
   of the period                                      5,157,644    5,112,569  5,135,719  3,611,350
 Common shares issued due to conversion
   of the 7% convertible debentures                          --           --         --  1,487,669
 Weighted average common shares issued
   during the period                                      1,535        4,193     15,852     12,693
 Weighted average common shares issued under
   the stock purchase plan this period                       --          270        139        389
 Weighted average of the common equivalent
   shares computed using the treasury stock
   method using the greater of the quarter end
   market price or average market price during
   the period:
          Options (1)                                    279,015      246,178   277,382    246,175
                                                     -----------  ----------- ----------  ---------
Weighted average number of common and common
 equivalent shares                                     5,438,194    5,363,210  5,429,092  5,358,276
                                                     ===========  =========== ========== ==========
    Income                                            $1,018,364     $832,136 $4,875,099 $4,039,849
 Add: Interest on $13.8 million 7% convertible
       subordinated debentures, net of income
       tax effect                                             --           --         --    154,077
      Amortization of debt issuance costs,
       net of income tax effect                               --           --         --     13,781
                                                     -----------  ----------- ---------- ----------
Total                                                 $1,018,364     $832,136 $4,875,099 $4,207,707
                                                     ===========  =========== ========== ==========

Earnings per common and common equivalent share            $0.19        $0.16      $0.90      $0.79
                                                     ===========  =========== ========== ==========

(1) Some of the stock options have not been included because they are antidilutive.