Form 10-K
period 1998-02-28
AG SERVICES OF AMERICA INC
filed 1998-06-01
CIK 875354

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
             Washington, DC 20549

                   FORM 10-K

(Mark One)
[X]Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended    February 28, 1998

                      or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934  [Fee Required]

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

Registrant's telephone number, including area code:(319)277-0261

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of exchange on
  Title of each class                which registered

Common Stock, no par value         New York Stock Exchange
--------------------------         -----------------------

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

  The aggregate market value of voting stock held by non-affiliates of the registrant as of May 13, 1998, was approximately $71,929,000 (based on the last reported sale price of $17.625 per share on May 13, 1998, on the New York Stock Exchange).

  As of May 13, 1998, 5,198,554 shares of the registrant's common stock, no par value, were issued and outstanding. At that date, there were 172 stockholders of record and approximately 3,100 stockholders for whom securities firms acted as nominees.

             DOCUMENTS INCORPORATED BY REFERENCE

Herein the following documents are incorporated by reference:

  Selected portions of the Registrant's Annual Report to Stockholders for the year ended February 28, 1998, are incorporated by reference into Part II.

  Selected portions of the Registrant's Definitive Proxy Statement for the annual shareholders' meeting to be held August 13, 1998, are incorporated by reference into Part III.

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

  On April 22, 1993, the Company completed a public offering of $13,800,000 principal amount of 7% Convertible Subordinated Debentures due 2003 (including $1,800,000 due to over-allotments). The 7% convertible Subordinated Debentures were convertible into Common Stock of the Company at $9.25 per share. The Company received net proceeds of approximately $12.9 million.

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

  The Company believes that its business strategy has been responsible for its growth and has focused its efforts on the following principles:

*Supplying and financing a complete line of quality farm inputs from several suppliers at competitive prices with prompt delivery.

*Providing customers with appropriate product selection and crop production advice from the Company's product specialists.

*Providing detailed monthly statements to simplify the customer's bookkeeping for all farm inputs purchased from the Company throughout each growing season.

*Offering multi-peril crop insurance through the Company as a licensed insurance agency.

*Visiting customers' farms to view crops and discuss harvest plans and marketing strategies.

*Providing professional and personalized service throughout the entire growing season to encourage renewed business each year.

*Selecting credit worthy and experienced customers.


Principal Markets:

  The Company's customers are currently located in 28 states. The Company's principal target market is corn and soybean producers in the states of Iowa, Minnesota, Nebraska, North Dakota, South
Dakota, Illinois, Ohio, Texas and Indiana.

Products and Suppliers:

  The Company buys seed, fertilizer, agricultural chemicals and other farm inputs from numerous manufacturers, distributors or dealers. These suppliers generally deliver the farm inputs directly to the Company's customers. The Company negotiates the purchase price, discounts and trade credit annually with most of these suppliers. In fiscal 1998, the percentage of net revenues attributed to the sale of seed, fertilizer, agricultural chemicals, and other farm inputs including, among others, cash rents, fuel, and irrigation was 12.1%, 15.1%, 14.9% and 50.6%, respectively. The balance of the Company's net revenues in fiscal 1998 were attributed to financing income.

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

  FSA "Production Flexibility Contract" Payments.  The United
State Department of Agriculture, through its Farm Service Agency
("FSA"), guarantees participating farmers fixed payments on "contract acreage base" for various crops over the next five years under Federal Agriculture and Improvement Act ("1995 Farm Bill").
Corn, wheat and certain other crops are currently eligible under the FSA farm program. If a customer of the Company participates in the FSA farm program, the Company supplements its security by obtaining an assignment of the customer's FSA "Production Flexibility
Contract" payments. While various forms of federal support programs have been in existence since 1933, federal farm policies and funding, including support payments under the 1995 Farm Bill, are subject to periodic change, and there can be no assurance that the FSA or any other federal agency will continue to provide support programs on an ongoing basis.


Farm Input Pricing and Finance Charges

  The Company structures its pricing of farm inputs so that the net prices paid by its customers who take advantage of the Company's payment discounts are generally competitive with farm inputs purchased from another distributor or supplier. The Company obtains volume discounts for certain farm inputs and may pass all or a portion of those discounts to its customers. The Company charges its customers for farm inputs when provided. Finance charges on credit extended to a customer commence immediately for cash rents provided by the Company and on the date shipped for other farm input products sold by the Company to a customer. The Company establishes and fixes its interest rates each year based on the Company's estimate of anticipated interest costs over the year. For fiscal 1999, the Company's customers will be charged interest at a variable rate note at prime to 4.0% above prime based on the credit worthiness of the customer. As of May 13, 1998, the current prime rate is 8.50% per annum as published in the Midwest Edition of THE WALL STREET
JOURNAL.

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

  The Company's principal asset is its notes receivable from customers who finance their purchase of farm inputs from the Company throughout the crop growing cycle. At February 28, 1998 and 1997: the total number of customer accounts were 1,235 and 1078, respectively; the total outstanding customer notes receivable were $89,075,176 and $55,571,572, respectively. For the years ended
February 28, 1998 and 1997, there were no individual customers whose accounts were 5% or more of the Company's total customer notes receivable at year end.

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

  Some customers may wish to store their crops for later sale, or for other reasons may not pay their accounts in full when due. The
Company monitors and documents its collateral and collection position on all accounts on an ongoing basis. The Company will informally extend the payment of a customer's note receivable to accommodate a customer's crop marketing requirements if the Company determines that there continues to be sufficient collateral. Therefore, a customer's note receivable that is past due may not be past due because of a customer's inability to pay or collateral impairment. The amount of customer notes receivable that were past due (including notes extended by the Company) at February 28, 1998 and 1997, was $38,494,351 and $29,880,411, respectively. The amount of past due customer notes receivable increased slightly from 20.2% of net revenues in fiscal 1997 to 20.7% of net revenues in fiscal 1998, primarily as a result of the increased dollar amount of customer notes receivable informally extended by the Company in Fiscal 1998.
The increase in the dollar amount of past due customer notes receivable has not had a material adverse affect on the Company's earnings, and management does not believe that this increase will have a material adverse affect on earnings or the Company's ability to supply and finance farm inputs in the future.

  The Company also continually evaluates and classifies each customer account based on collateral and expected timing of collection in determining its allowance for doubtful notes. At February 28, 1998 and 1997, the Company's allowance for doubtful notes were $2,800,000 and $2,237,000, respectively.

Sales and Marketing:

  The Company markets its program through advertising, including direct mail and telemarketing, customer solicitation and referrals, including cooperative marketing efforts with several major seed and fertilizer suppliers which allow the Company to market its program through their dealer networks. In addition, the Company employs twenty-three full time salaried sales people and one independent sales representative. The sales representatives identify prospective customers and assist in obtaining customer information for the Company's credit review and approval. After a customer has been approved by the Company, the Company's employees begin to service the customer's account generally without assistance from the sales representatives.

  In fiscal 1998 and 1997, the Company incurred approximately
$233,700 and $216,300, respectively, in advertising expenses. The Company plans to spend approximately $350,000 on advertising in fiscal 1999.


Seasonal Factors:

  The sale of farm inputs is seasonal with approximately 76% of revenues being generated from March 1 through August 31 of each year.


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

  In March 1997, the Company negotiated an asset backed securitized financing program with a maximum available amount of $135 million. This five year facility replaces the $100 million line of credit used in fiscal 1997. On March 9, 1998, the Company amended the asset backed securitized financing program, which increased the maximum available borrowing amount under the facility to $205 million and should provide the Company adequate financing for fiscal 1999. If the Company were not able to maintain a sufficient line of credit or other credit facility, the Company would not be able to finance sufficient sales of farm inputs, which would have a material adverse affect on the Company's business and its growth. Management believes that the financial resources available to it will be sufficient to finance the Company's business.


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


Backlog Orders:

  Although the Company had approximately $69,151,000 in commitments to supply farm inputs, there was no material sales backlog as of February 28, 1998.


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

The sale of certain farm inputs, including agricultural chemicals and pesticides, is subject to certain federal and state environmental rules and regulations. The Company holds licenses necessary for the sale of these products. The Company also serves as an agent for the sale of multi-peril crop insurance and has fifteen employees with the required insurance agent's license.


Employees:

  As of February 28, 1998, the company had 119 full time employees, including seven executive positions, twenty-one in product specialization and distribution, twenty-eight in credit review and approval, four in multi-peril crop insurance sales, seventeen in accounting and administration, six in information systems, one in customer service, eleven in legal and collection, and twenty-four in sales and marketing. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

     ITEM 2.  PROPERTIES

  The Company's principal offices, aggregating approximately 25,000 square feet, are located in Cedar Falls, Iowa under a lease which expires in 2001. The current annual rent is $188,329 plus utilities, insurance premiums and interior maintenance expenses.


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

                                PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS


Market Information

  In December 1996, the Company moved the trading of its common stock to the New York Stock Exchange ("NYSE"), under the symbol ASV, from the National Association of Securities Dealers Automated Quotation ("NASDAQ"). The market quotations provided by the NYSE and the over-the-counter market quotations provided by the NASDAQ appearing on page one of the Annual Report to Shareholders for the year ended February 28, 1998 are incorporated herein by reference. These quotations reflect prices without retail markup, markdown or commissions and may not represent actual transactions.


Stockholders

  As of February 28, 1998, the Company had 172 stockholders of record and approximately 3,100 stockholders for whom securities firms acted as nominees.


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


     ITEM 6.  SELECTED FINANCIAL DATA

  The "Selected Financial Data" for the Company appearing on pages 10 and 11 of the Annual Report to Stockholders for the year ended
February 28, 1998 is herein incorporated by reference.


     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

  The "Managements Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 12 through 17 of the Annual Report to Stockholders for the year ended February 28, 1998 is herein incorporated by reference.


     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK

  The information for this item is not required until the year ending February 28, 1999.


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

  Name                    Age  Position With the Company
Gaylen D. Miller (1)      49   Chairman of the Board
Henry C. Jungling Jr. (1) 51   President & Chief Executive Officer
Kevin D. Schipper (1)     38   Chief Operating Officer
Todd J. Ryan (1)          35   Vice President Sales and Marketing
Brad D. Schlotfeldt (1)   34   Vice President Finance and Treasurer
Eunice M. Schipper (1)    56   Vice President Credit
Neil H. Stadlman (1)      52   Vice President Credit Administration

(1) Each of Registrant's executive officers has been an employee of the Company in varying capacities for more than the past five years.

  The balance of the information regarding directors and executive officers of the Company is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held August 13, 1998 on pages 3 to 5, under the heading "Election of Directors," and is incorporated herein by reference.



       ITEM 11.  EXECUTIVE COMPENSATION

  Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held August 13, 1998 on page 3, under the heading "Election of Directors," on pages 5 and 6, under the heading "Election of Directors - Compensation Committee Interlocks and Insider Participation," and on pages 7 to 14, under the heading "Executive Compensation and Other Related Information," and is incorporated herein by reference. However, the "Board Report on Executive Compensation" and the "Performance Graph," on pages 9 to 11 and page 15, respectively, are specifically not incorporated by reference.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

  Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held August 13, 1998 on page 6, under the heading "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held August 13, 1998 on pages 4 and 5, under the heading "Election of Directors," and is incorporated herein by reference.

                                PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K

                                        Page
(a)(1)- Financial Statements             18

(a)(2)- Financial Statement Schedules    18

(a)(3)and(c)- Exhibits                   18

(b)  - Reports on Form 8-K

No reports on Form 8-K were filed in the last quarter of the period covered by this Form 10-K.

       INDEX TO FINANCIAL STATEMENTS AND
         FINANCIAL STATEMENT SCHEDULES


The following index is submitted in response to Item 14:

                                    Page Reference
                                                   Annual Report
                                         10-K     to Stockholders
                                    ------------  ---------------
FINANCIAL STATEMENTS
  Report of Independent Public
    Accountants                                             18
  Consolidated balance sheets,
    February 28, 1998 and 1997                              19
  Consolidated statements of income,
    years ended February 28, 1998,
    and 1997 and February 29, 1996                          20
  Consolidated statements of stock-
    holders' equity, years ended
    February 28, 1998 and 1997 and
    February 29, 1996                                       21
  Consolidated statements of cash flows,
    years ended February 28, 1998 and
    1997 and February 29, 1996                              22
  Notes to consolidated financial statements                23 - 43


FINANCIAL STATEMENT SCHEDULES
  Report of Independent Public
    Accountants                              19
  Schedule II - Valuation and
    Qualifying Accounts                      20


EXHIBITS
  See Index of Exhibits on pages 22, 23
    and 24


  The Financial Statements listed in the above index are included in the Company's Annual Report to Stockholders for the year ended
February 28, 1998, are herein incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Items 5,6,7,10,11,12 and 13, the Annual Report to Stockholders for the year ended February 28, 1998 is not deemed filed as a part of this report.

MCGLADREY & PULLEN, LLP                              RSM
 Certified Public Accountants and Consultants   International





   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors
Ag Services of America, Inc.
Cedar Falls, Iowa


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule II is presented for purpose of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.






Waterloo, Iowa
May 14, 1998











201 Tower Park Drive, Suite 103
P. O. Box 2656
Waterloo, Iowa 50704-2656
(319) 235-7091  Fax (319) 235-7476

AG SERVICES OF AMERICA, INC.

    Schedule II
VALUATION AND QUALIFYING ACCOUNTS

Column A                           Column B             Column C                           Column D        Column E
--------------------------------- -------------------  ---------------------------------   --------------- -------------------
Description                        Balance at                     Additions                Deductions--     Balance at
                                   Beginning                (1)                   (2)      Describe         End of
                                   of Period             Charged to         Charged  to                     Period
                                                         Costs and          Other
                                                         Expenses           Accounts--
                                                                            Describe
--------------------------------- ------------------- ----------------------------------   ---------------- -------------------
Year ended February 28, 1998:
 Reserves and allowances deducted
 from asset accounts:
 Allowance for doubtful notes     $2,237,000           $2,962,647                          $2,399,647 (1)   $2,800,000

Reserve for discounts               $528,000                                $3,725,973 (2) $3,053,973 (3)   $1,200,000

Year ended February 28, 1997:
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful notes  $2,146,000           $2,290,388                          $2,199,388 (1)   $2,237,000

Reserve for discounts               $519,000                                $2,471,888 (2) $2,462,888 (3)   $528,000

Year ended February 29, 1996:
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful notes   $2,105,000          $1,862,726                          $1,821,726 (1)   $2,146,000
Reserve for discounts                $458,000                               $1,728,136 (2) $1,667,136 (3)   $519,000

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

(Registrant)            AG SERVICES OF AMERICA, INC.


By(Signature and Title) \s\ Henry C. Jungling, Jr.
                              Henry C. Jungling, Jr.
                              President and Chief Executive Officer
                              (Principal Executive Officer)

                         \s\ Gaylen D. Miller
                              Gaylen D. Miller
                              Chairman
                              (Principal Financial & Accounting
                              Officer)
Date    May 14, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              By:/s/Henry C. Jungling, Jr.
                              Henry C. Jungling, Jr.
                              President and Chief Executive Officer
                              and Director
                              Date:  May 14, 1998

                              By:/s/Gaylen D. Miller
                              Gaylen D. Miller
                              Chairman and Director
                              Date:  May 14, 1998


                              By:/s/Kevin D. Schipper
                              Kevin D. Schipper
                              Chief Operating Officer and Director
                              Date:  May 14, 1998


                              By:/s/James D. Gerson
                              James D. Gerson
                              Director
                              Date:  May 14, 1998

                              By:/s/Michael Lischin
                              Michael Lischin
                              Director
                              Date:  May 14, 1998


                              By:/s/Ervin J. Mellema
                              Ervin J. Mellema
                              Director
                              Date:  May 14, 1998

                             INDEX TO EXHIBITS

Exhibit
Number                        Exhibit
-------                       -------

 3.1           Articles of Restatement of the Company (1)

 3.2           Amended and Restated Bylaws of the Company (3)

 3.3           Articles of Amendment (2)

 4.1 Form of stock certificate evidencing common stock, without par value, of the Company (2)

 4.2           Form of Indenture between Ag Services of America,
               Inc. and Norwest Bank Minnesota, N.A., as Trustee(4)

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

10.16          Amendment to Retirement and Savings Plan (6)

10.17          Form of 1995 Stock Purchase Plan (6)

10.18          Amended and Restated Loan Agreement dated March 12,
               1997 (8)

10.19          Credit Agreement dated March 12, 1997 (8)

10.20          Purchase and Contribution Agreement dated March 12
               1997 (8)

10.21          Amendment No. 1 to Third Amended and Restated Loan
               Agreement (9)

10.22          Amendment No. 2 to Third Amended and Restated Loan
               Agreement (9)

10.23          Amendment No. 3 to Third Amended and Restated Loan
               Agreement (9)

10.24          Amendment No. 1 to Credit Agreement (9)

11.1           Statement re computation of per share earnings (9)

13.1 Form of Annual Report to Stockholders for the year ended February 28, 1998 (9)

21.1           Subsidiaries of the Registrant (9)

27.1           Financial Data Schedule (9)

99.1           Fourth quarter and year end results press release (9)

(1) - Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Registration Statement on Form S-1 on May 31, 1991 as Commission File No. 33-40981.

(2) - Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with Pre-Effective Amendment No. 1 to the Registration
      Statement on Form S-1 on July 12, 1991 as Commission File
      No. 33-40981.

(3) - Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with Pre-Effective Amendment No. 2 to the Registration
      Statement
      on Form S-1 on July 24, 1991 as Commission File No. 33-40981.

(4) - Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Registration Statement on Form S-1 on March 31, 1993 as Commission File No. 33-60358.

(5) - Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Form 10-K for the year ended February 28, 1994.

(6) - Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Form 10-K for the year ended February 28, 1995.


(7) - Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Form 10-K for the year ended February 29, 1996.

(8) - Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Form 10-K for the year ended February 28, 1997.

(9) - Filed herewith
                                            -24-