Form 10-Q
period 1998-05-31
AG SERVICES OF AMERICA INC
filed 1998-07-15
CIK 875354

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549

	FORM 10-Q

	(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the 	Securities
Exchange Act of 1934

For the quarterly period ended      May 31, 1998

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

5,203,004 common shares were outstanding as of July 10, 1998.

                     	AG SERVICES OF AMERICA, INC.

                               	INDEX

								                                                       				Page

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, May 31, 1998
	 (unaudited) and February 28, 1998	                             				 1
    Unaudited consolidated condensed statements of income,
	 three months ended May 31, 1998 and 1997			                         2
    Unaudited consolidated condensed statements of cash
	 flows, three months ended May 31, 1998 and 1997		                   3
    Consolidated statement of stockholders' equity,
	 three months ended May 31, 1998 	     			  	                        4
    Notes to consolidated condensed financial statements
	 	 	 (unaudited)	                                         								 5-7

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations              			 8-12


PART II.  OTHER INFORMATION


  Item 6.  Exhibits and reports on form 8-K:                    				 13
    (a)  Exhibits
	    (11)  Statement re computation of per share
			earnings						                                               	  	 14



                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                    AG SERVICES OF AMERICA, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in thousands)

                                                 May 31,   February 28
   ASSETS                                         1998        1998*
                                               (Unaudited)
                                               ----------- -----------
CURRENT ASSETS
   Cash                                            $1,454        $174
   Customer notes receivable, less allowance
      for doubtful notes and reserve for
      discounts May 31, 1998 $5,904;
      February 28, 1998 $2,660                    176,176      71,379
   Accounts receivable                                242         422
   Inventories                                      1,331       2,972
   Foreclosed assets held for sale                     73         144
   Deferred income taxes, net                         293         293
   Organization costs                                  22           0
   Other current assets                               620       1,999
                                               ----------  ----------
                   Total current assets          $180,211     $77,383
                                               ----------  ----------

LONG-TERM RECEIVABLES AND OTHER ASSETS
   Customer notes receivable, less allowance
      for doubtful notes May 31, 1998 $659;
      February 28, 1998 $1,340                    $16,961     $13,696
   Foreclosed assets held for resale                   48          48
   Loan origination fees, less accumulated
      amortization May 31, 1998 $142,500;
      February 28, 1998 $114,000                      429         457
   Deferred income taxes, net                         124         124
                                               ----------  ----------
                                                  $17,562     $14,325
                                               ----------  ----------
EQUIPMENT, less accumulated depreciation
   May 31, 1998 $1,132,094; February 28, 1998
   $1,059,000                                      $1,608      $1,540
                                               ----------  ----------
                                                 $199,381     $93,248
                                               ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, including current maturities   $121,820     $39,328
   Outstanding checks in excess of
      bank balances                                 6,591       1,793
   Accounts payable                                15,692       1,654
   Accrued expenses                                 1,720         802
   Income taxes payable                               536           0
                                               ----------  ----------
                   Total current liabilities     $146,359     $43,577
                                               ----------  ----------

LONG-TERM LIABILITIES
   Notes payable, less current maturities          $6,650      $5,915
                                               ----------  ----------
STOCKHOLDERS' EQUITY
   Capital stock                                  $22,494     $22,307
   Retained earnings                               23,878      21,449
                                               ----------  ----------
                                                  $46,372     $43,756
                                               ----------  ----------
                                                 $199,381     $93,248
                                               ==========  ==========
*Condensed from Audited Financial Statements.

See notes to Consolidated Condensed Financial Statements.

                     AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               Three Months Ended May 31, 1998 and 1997
           (Dollars in Thousands, Except Per Share Amounts)

                                                1998        1997
                                             ----------  ----------
Net revenues:
   Farm inputs                                  $97,720     $78,339
   Financing income                               3,809       2,436
                                             ----------  ----------
                                               $101,529     $80,775
                                             ----------  ----------
Cost of revenues:
   Farm inputs                                  $92,362     $73,953
   Financing expense                              1,504         810
   Provision for doubtful notes                   1,827       1,257
                                             ----------  ----------
                                                $95,693     $76,020
                                             ----------  ----------
      Income before operating expenses
         and income taxes                        $5,836      $4,755

Operating expenses                                2,044       1,811
                                             ----------  ----------
      Income before income taxes                 $3,792      $2,944

Federal and state income taxes                    1,363       1,022
                                             ----------  ----------
      Net income                                 $2,429      $1,922
                                             ==========  ==========

Earnings per share
   Basic                                          $0.47       $0.37
                                             ==========  ==========
   Diluted                                        $0.45       $0.36
                                             ==========  ==========
Weighted average shares
   Basic                                          5,192       5,142
                                             ==========  ==========
   Diluted                                        5,456       5,413
                                             ==========  ==========

See Notes to Consolidated Condensed Financial Statements.

                       AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months Ended May 31, 1998 and 1997
                          (Dollars in Thousands)

                                                 1998        1997
                                              ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                     $2,429      $1,922
   Adjustments to reconcile net income
      to net cash (used in) operating activities:
      Depreciation                                    82          56
      Amortization                                    28          28
      Changes in assets and liabilities          (89,372)    (56,227)
                                              ----------  ----------
       Net cash (used in) operating activities  ($86,833)   ($54,221)
                                              ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                            (149)        (43)
   Decrease in foreclosed assets held for sale        70           4
                                              ----------  ----------
       Net cash (used in) investing activities      ($79)       ($39)
                                              ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short term borrowings          $101,446     $50,374
   Principal payments on short term borrowings   (18,953)       (505)
   Proceeds from long term borrowings                735          --
   Increase in excess of outstanding checks
      over bank balance                            4,798       4,667
   (Increase) in loan origination fees                --        (571)
   Proceeds from issuance of capital stock
      upon exercise of options                       187          93
   Proceeds from issuance of capital stock
      under stock purchase plan                       --           4
                                              ----------  ----------
       Net cash (used in) financing activities   $88,213     $54,062
                                              ----------  ----------

                  Increase (Decrease) in cash     $1,301       ($198)

CASH
   Beginning                                         174         880
                                              ----------  ----------
   Ending                                         $1,475        $682
                                              ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                      $742        $491
      Income taxes                                   $71        $109


See notes to Consolidated Condensed Financial Statements

                    AG SERVICES OF AMERICA, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Quarter Ended May 31, 1998
                            (Unaudited)
                       (Dollars in thousands)
                      Capital Stock
                      -----------------------
                        Shares                   Retained
                        Issued       Amount      Earnings      Total
                      ----------  -----------  -----------  -----------
Balance,
  February 28, 1998   $5,177,154  $22,307,485  $21,448,874  $43,756,359
   Net income                 --           --    2,429,438    2,429,438
   Issuance of 22,150
      shares of capital
      stock upon the
      exercise of
      options             22,150      186,956           --      209,106
                      ----------  -----------  -----------  -----------
Balance, May 31, 1998 $5,177,154  $22,307,485  $23,878,312  $46,185,797
                      ==========  ===========  ===========  ===========

See Notes to Consolidated Condensed Financial Statements

                     	AG SERVICES OF AMERICA, INC.

         	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            	(UNAUDITED)

Note 1.	Basis of Presentation

		The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of
Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
Annual Report for the year ended February 28, 1998.  In the opinion of management, all adjustments (which include only normal recurring adjustments)
necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made.
Operating results for the three month period ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ending
February 28, 1999.

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

Unless otherwise noted, all amounts present are in thousands except per share amounts.

Note 2.	Commitments and Contingencies

Commitments:

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying consolidated condensed financial
statements.    These  include  various  commitments  to
extend credit to customers. At May 31, 1998 and February 28, 1998 the Company had approximately $80,569 and $69,151, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

Contingencies:

The Company is named in lawsuits in the ordinary course of business. Counsel for the Company have advised the Company, while the outcome of various legal proceedings is not certain, it is unlikely that these proceedings will result in any recovery which will materially affect the financial position or operating results of the Company.

The availability of lines of credit to finance operations and the existence of a multi-peril crop insurance program are essential to the Company's operations. If the federal multi-peril crop insurance program currently in existence were terminated or negatively modified and no comparable private or government program were established, this could have a material adverse effect on the Company's future operations. The government has from time to time evaluated the federal multi-peril insurance program and is likely to review the program in the future, and there can be no assurance about the outcome of such evaluations.

Note 3.	Pledged Assets and Related Debt

On March 11, 1997, the Company implemented an asset backed securitized financing program with a maximum available borrowing amount of $135 million. This facility was amended and increased to $205 million in March of 1998. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a newly formed, wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity and incurs interest at variable rates in the commercial paper market. The agreement contains various restrictive cove-nants including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates and requires the Company to maintain certain levels of equity and pretax earnings.
Advances under the facility are made subject to portfolio performance, financial
covenant   restrictions     and     borrowing     base
calculations. At May 31, 1998, the Company had a maximum amount available under the asset backed securitized financing program of approximately $3.1 million, based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, Ag Services maintains an $8.5 million revolving bank line of credit through fiscal 1999. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. At May 31, 1998 the Company had a maximum amount available under the revolving line of credit of $4.5 million, based on the borrowing base computation as provided by the agreement.

On April 23, 1998, the Company negotiated an additional bank line of credit with a maximum available borrowing amount of $20 million. The line of credit is accessible to cover the Company's funding requirements for its intermediate loan program. The agreement has a two year term ending February 28, 2000. At May 31, 1998, approximately $1.9 million was available based on the borrowing base computation as provided by the agreement.

Note 4.	Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the dilutive effect of stock options during the periods presented as well as the effect of contingently issuable shares also increase the weighted average number of shares.

The Company initially applied statement No. 128 for the year ended February 28, 1998 and has restated all per share information for prior periods to conform to Statement No. 128.

                     AG SERVICES OF AMERICA, INC.

           	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three months ended May 31, 1998 and 1997. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                                        							   	  Percentage
							                                           of Net Revenues
                                                  ---------------
						                                       	   Three Months Ended
							                                                May 31,
                                                 ------------------
							                                            1998      1997
                                                 --------  --------
Net Revenues:
 Farm inputs                               				 		 96.2%     97.0%
 Financing Income				                               3.8%      3.0%
                                                 -------   -------
							                                           100.0%    100.0%
                                                 -------   -------
Cost of Revenues:
 Farm inputs					                                	 91.0%   	 91.5%
 Financing expense					                             1.5%	     1.0%
 Provision for doubtful notes		                     1.8%      1.6%
                                                 -------   -------
							                                            94.3%     94.1%
                                                 -------   -------
Income before operating
 expenses and income taxes                     			  5.7%      5.9%

Operating expenses				                              2.0%      2.2%
                                                 -------   -------
Income before income taxes	                     		  3.7%	     3.7%

Federal and state income taxes	             	       1.3%      1.3%
                                                 -------   -------
Net income						                                    2.4%      2.4%
                                                 =======   =======

Net Revenues:

Net revenues increased $20.7 million or 25.7% during the three months ended May 31, 1998, compared with the three months ended May 31, 1997. The Company reached this record level through increased market penetration in the thirty-state market area. Financing income as a percentage of net income grew to 3.8% for the three months ended May 31, 1998 from 3.0% the previous year. This growth was a result of the volume of lending under the Company's new servicing and marketing agreement as well as growth experienced under the Company's Intermediate Term Financing Program.

Cost of Revenues:

The total cost of revenues increased slightly to 94.3% of net revenues for the three months ended May 31, 1998 from 94.1% of net revenues for the three months ended May 31, 1997. The increase in total cost of revenues as a percentage of net revenues was attributable to the decrease in gross margin on the sale of farm inputs but was partially offset by an increase in gross margin on financing income as a percentage of net revenues. The gross margin on the sale of farm inputs, alone, decreased to 5.5% for the three months ended May 31, 1998 from 5.6% for the three months ended May 31, 1997. The decrease in gross margin on the sale of farm inputs was a result of slight changes in the product mix from higher to lower margin farm inputs. The gross margin on financing income, alone, decreased to 60.5% for the three months ended May 31, 1998 from 66.8% for the three months ended May 31, 1997. The decrease in gross margin on financing income was the result of increase leverage. The provision for doubtful notes was 1.8% and 1.6% of net revenues for the three months ended
May 31, 1998 and 1997, respectively.

The increase is a result of the provision carried on customer notes originated under the servicing and marketing agreement. No farm input revenues are recorded under this straight financing agreement. The Company's portfolio quality continues to improve with market penetration in the area of larger more financially stable farm operators.

Operating Expenses:

Operating expenses decreased to 2.0% of net revenues for the three months ended May 31, 1998 from 2.2% of net revenues for the three months ended May 31, 1997. The decrease is the result of operating expenses increasing at a lower rate (12.9%) than net revenues (25.7%) for the three months ended May 31, 1998 due to economies experienced as a result of the Company's improved efficiencies. The increase in operating expense is attributed primarily to the Company's growth. Payroll and payroll related expenses increased to $1,429 for the three months ended May 31, 1998 from $1,201 for the three months ended May 31, 1997.

Net Income:

Net income increased 26.4% to $2,429 for the three months ended May 31, 1998 from $1,922 for the three months ended May 31, 1997. The increase is attributable to the increase in net revenues and financing income and the decrease in operating expenses as a percentage of net revenues.

Inflation:

The Company does not believe net revenues and income from continuing operations were significantly impacted by inflation or changing prices in fiscal 1998 or the first quarter of fiscal 1999.

Seasonality:

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for fiscal 1998 and the first quarter of fiscal 1999. This information is derived from unaudited consolidated financial statements which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.

           			               Fiscal 1999 Quarter Ended
			                May 31   August 31   November 30  February 28
                   ------   ---------   -----------  -----------
    					                   	 (Dollars in thousands)
Net revenues	    $101,529

Net income    		 	 $2,429


             			             Fiscal 1998 Quarter Ended
			               May 31   August 31   November 30  February 28
                  ------   ---------   -----------  -----------
					                       	 (Dollars in thousands)
Net revenues   		$80,775    	$58,943  	    $14,225	     $32,130

Net income		    	 $1,922	     $1,935      		$1,018		       $306

Except for the Eastern corn belt, the Company's primary market area experienced a normal 1998 crop planting season, as a result, revenues and earnings have progressed as planned.

Liquidity and Capital Resources:

At May 31, 1998, the Company had working capital of $33,852 an increase of $6,224 compared to a year ago and an increase of $46 since February 28, 1998. The components of this net increase, since February 28, 1998, were (i) $1,301 resulting from operating activities, consisting of approximately $2,429 in net income, $82 in depreciation, $28 in amortization, and the remainder from the net change in other working capital items, (ii) capital expenditures of approximately $149 related to the acquisition of equipment and furniture, and
(iii) net proceeds of $187 from the issuance of common stock and upon stock options exercised.

On March 11, 1997, the Company implemented an asset backed securitized financing program with a maximum available borrowing amount of $135 million. This facility was amended and increased to $205 million in March of 1998. Under the terms of the five year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a newly formed, wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity and incurs interest at variable rates in the commercial paper market. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At May 31, 1998, the Company had a maximum amount available under the asset backed securitized financing program of approximately $3.1 million, based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, Ag Services will maintain an $8.5 million revolving bank line of credit in fiscal 1999. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. All borrowings are collateralized by substantially all assets of the Company. The agreement requires that the total outstanding borrowings be repaid in full for 10 consecutive days during the Company's fiscal second quarter. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. At May 31, 1998, approximately $4.5 million was available based on the borrowing base computation as provided by the agreement.

On April 23, 1998, the Company negotiated an additional bank line of credit with a maximum available borrowing amount of $20 million. The line of credit is accessible to cover the Company's funding requirements for its intermediate loan program. The terms of the two year agreement allow for three interest rate alternatives, including (i) variable base rate advances requiring monthly interest payments at 0.5% above the bank's prime rate, (ii) variable rate advances requiring monthly interest payments at 2.5% above Fed Fund rates, or
(iii) fixed rate advances requiring interest payments upon maturity at 2.0% above LIBOR for 30, 60, or 90 day maturities. All borrowings are collateralized by substantially all assets of the company. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. These restrictions are in effect unless the bank's written consent is obtained. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At May 31, 1998, approximately $1.9 million was available based on the borrowing base computation as provided by the agreement.

Management believes that the financial resources available to it, including its asset backed securitization program, its bank lines of credit, trade credit, its equity, and internally generated funds, will be sufficient to finance the Company and its operations in the foreseeable future. The Company currently has no significant capital commitments.

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

      (11) Statement re computation of per share earnings is attached.

		(b)	Reports on Form 8-K

      No reports on Form 8-K were filed during the period covered by this report.


Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            				      AG SERVICES OF AMERICA, INC.
                                      ----------------------------
				                                      			(Registrant)

                               			    /s/ Brad D. Schlotfeldt
                                      ----------------------------
				                                  Brad D. Schlotfeldt
				                                  Vice President of Finance & Treasurer
				                                  (Principal Financial & Accounting Officer)

Date: July 15, 1998

                         AG SERVICES OF AMERICA, INC.

                                 EXHIBIT 11
               STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                     									Three Months Ended
									                                           May 31,
                                              ------------------
							                                  	    1998          1997
                                             ------        ------
Computation of weighted average number
   of basic shares:
Basic:
   Common shares outstanding at
    	beginning of the period		            	 5,177,154  	 5,135,719
   Weighted average number of shares
     issued during the period            	     14,797        6,296
                                           ----------   ----------
   Weighted average shares outstanding
    	(basic)		                       			 	  5,191,951    5,142,015
                                           ==========   ==========

Net income	                         						 $2,429,438   $1,922,245
                                           ==========   ==========

Basic earnings per share	             			       $0.47        $0.37
                                           ==========   ==========
Diluted:
   Common shares outstanding at
     beginning of the period           			  5,177,154  	 5,135,719
   Weighted average number of shares
     issued during the period              				14,797	       6,296
   Weighted average of potential dilutive
     shares computed using the treasury
     stock method using average market
     price during the period:
        	Options (1)	                 			     263,692      271,074
                                           ----------   ----------
Weighted average number of common and
   common equivalent shares	            		  5,455,643    5,413,089
                                           ==========   ==========

Net income			                         				 $2,429,438   $1,922,245
                                           ==========   ==========

Diluted earnings per share		             	      $0.45        $0.36
                                           ==========   ==========
(1) Some of the stock options have not been included because they are antidilutive.