Form 10-Q
period 1998-08-31
AG SERVICES OF AMERICA INC
filed 1998-10-15
CIK 875354

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549

	FORM 10-Q

	(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the 	Securities
 Exchange Act of 1934

For the quarterly period ended      August 31, 1998

	or

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

5,209,404 common shares were outstanding as of October 10, 1998.

                     	AG SERVICES OF AMERICA, INC.

                               	INDEX

                                                       												Page

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, August 31, 1998
	     (unaudited) and February 28, 1998					                         1
    Unaudited consolidated condensed statements of income,
	     three months and six months ended August 31, 1998 and 1997		   2
    Unaudited consolidated condensed statements of cash
	     flows, three months ended August 31, 1998 and 1997	            3
    Consolidated statement of stockholders' equity,
	     three months ended August 31, 1998 	                  			  	   4
    Notes to consolidated condensed financial statements
    	 (unaudited)                                   								       4-6

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations	         	      6-11


PART II.  OTHER INFORMATION


  Item 6.  Exhibits and reports on form 8-K:	         	    	     	  11
    (a)  Exhibits
	    (11)  Statement re:  computation of per share
        			earnings						                                     	  	  12





                      PART I.  FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                        AG SERVICES OF AMERICA, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in thousands)
                                               August 31,   February 28,
                                                   1998         1998*
   ASSETS                                     (Unaudited)
                                              ----------     ----------


CURRENT ASSETS
   Cash                                            $3,455        $174
   Customer notes receivable, less allowance
      for doubtful notes and reserve for
      discounts August 31, 1998 $7,571;
      February 28, 1998 $2,660                    242,021      71,379
   Accounts receivable                                289         422
   Inventories                                        849       2,972
   Foreclosed assets held for sale                     62         144
   Deferred income taxes, net                         293         293
   Other current assets                             1,007       1,999
                                               ----------  ----------
                   Total current assets          $247,976     $77,383
                                               ----------  ----------
LONG-TERM RECEIVABLES AND OTHER ASSETS
   Customer notes receivable, less allowance
      for doubtful notes August 31, 1998 $1,650;
      February 28, 1998 $1,340                    $16,908     $13,696
   Foreclosed assets held for resale                    0          48
   Loan origination fees, less accumulated
      amortization August 31, 1998 $142;
      February 28, 1998 $114                          415         457
   Deferred income taxes, net                         124         124
                                               ----------  ----------
                                                  $17,447     $14,325
                                               ----------  ----------
EQUIPMENT, less accumulated depreciation
   August 31, 1998 $1,222; February 28, 1998
   $1,059                                          $1,637      $1,540
                                               ----------  ----------
                                                 $267,060     $93,248
                                               ==========  ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable, including current maturities   $193,252     $39,328
   Outstanding checks in excess of bank balances    3,632       1,793
   Accounts payable                                11,020       1,654
   Accrued expenses                                 2,034         802
   Income taxes payable                             1,746           0
                                               ----------  ----------
                   Total current liabilities     $211,684     $43,577
                                               ----------  ----------
LONG-TERM LIABILITIES
   Notes payable, less current maturities          $6,650      $5,915
                                               ----------  ----------
STOCKHOLDERS' EQUITY
   Capital stock                                  $22,571     $22,307
   Retained earnings                               26,155      21,449
                                               ----------  ----------
                                                  $48,726     $43,756
                                               ----------  ----------
                                                 $267,060     $93,248
                                               ==========  ==========
*Condensed from Audited Financial Statements

See notes to Consolidated Condensed Financial Statements.


                         AG SERVICES OF AMERICA, INC.

             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
          Three Months and six months ended August 31, 1998 and 1997
               (Dollars in Thousands, Except Per Share Amounts)
                                      Three months ended    Six months ended
                                          August 31,           August 31,
                                      ------------------    -----------------
                                         1998     1997       1998     1997
                                      -------- --------    -------- ---------
Net revenues:
   Farm inputs                         $62,752  $54,628    $160,472  $132,967
   Financing income                      6,645    4,315      10,454     6,751
                                       -------  -------    --------  --------
                                       $69,397  $58,943    $170,926  $139,718
                                       -------  -------    --------  --------
Cost of revenues:
   Farm inputs                         $59,175  $51,335    $151,536  $125,288
   Financing expense                     3,372    2,044       4,876     2,854
   Provision for doubtful notes          1,245      914       3,072     2,171
                                       -------  -------    --------  --------
                                       $63,792  $54,293    $159,484  $130,313
                                       -------  -------    --------  --------
      Income before operating expenses
         and income taxes               $5,605   $4,650     $11,442    $9,405

Operating expenses                       2,076    1,606       4,120     3,417
                                       -------  -------    --------  --------
Income before income taxes              $3,529   $3,044      $7,322     5,988

Federal and state income taxes           1,253    1,110       2,616     2,131
                                       -------  -------    --------  --------
      Net income                        $2,276   $1,934      $4,706    $3,857
                                       =======  =======    ========  ========

Earnings per share
   Basic                                 $0.44    $0.36       $0.91     $0.75
                                       =======  =======    ========  ========
   Diluted                               $0.42    $0.36       $0.87     $0.71
                                       =======  =======    ========  ========
Weighted average shares
   Basic                                 5,154    5,435       5,198     5,148
                                       =======  =======    ========  ========
   Diluted                               5,435    5,443       5,439     5,424
                                       =======  =======    ========  ========

See Notes to Consolidated Condensed Financial Statements.



                        AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                Three Months Ended August 31, 1998 and 1997
                          (Dollars in Thousands)
                                                 1998        1997
                                              ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                     $4,706      $3,857
   Adjustments to reconcile net income
      to net cash (used in) operating activities:
      Depreciation                                   172         121
      Amortization                                    42          57
      Changes in assets and liabilities         (158,262)   (105,145)
                                              ----------  ----------
       Net cash (used in) operating activities ($153,342)  ($101,110)
                                              ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                            (269)       (789)
   Decrease in foreclosed assets held for sale       130        (292)
                                              ----------  ----------
       Net cash (used in) investing activities     ($139)    ($1,081)
                                              ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short term borrowings          $178,272    $100,295
   Principal payments on short term borrowings   (24,348)     (1,696)
   Proceeds from long term borrowings                735          --
   Increase in excess of outstanding checks
      over bank balance                            1,839       3,386
   (Increase) in loan origination fees                --        (571)
   Proceeds from issuance of capital stock
      upon exercise of options                       254         184
   Proceeds from issuance of capital stock
      under stock purchase plan                       10           4
                                              ----------  ----------
       Net cash (used in) financing activities  $156,762    $101,602
                                              ----------  ----------
                  Increase (Decrease) in cash     $3,281       ($589)
CASH
   Beginning                                         174         880
                                              ----------  ----------
   Ending                                         $3,455        $291
                                              ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                    $2,258      $1,684
      Income taxes                                  $817      $1,286



See notes to Consolidated Condensed Financial Statements.



                        AG SERVICES OF AMERICA, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Quarter Ended August 31, 1998
                               (Unaudited)
                          (Dollars in thousands)
                      Capital Stock
                      -----------------------
                        Shares                   Retained
                        Issued       Amount      Earnings      Total
                      ----------  -----------  -----------  -----------
Balance,
  February 28, 1998    5,177,154     $22,307       $21,449      $43,756
   Net income                 --          --         4,706        4,706
   Issuance of 31,550
      shares of capital                                 --            0
      stock upon the
      exercise of
      options             31,550         254            --          254
   Issuance of
      shares of capital
      stock under employee
      stock purchase plan    600          10            --           10

                      ----------  -----------  -----------  -----------
Balance,
    August 31, 1998    5,209,304     $22,571       $26,155      $48,726
                      ==========     =======       =======      =======

See Notes to Consolidated Condensed Financial Statements.


                       AG SERVICES OF AMERICA, INC.

           	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             	(UNAUDITED)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 1998. In the opinion of of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three and six month period ended
August 31, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999.

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

Commitments:

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying consolidated condensed financial
statements.    These  include  various  commitments to extend credit to
customers. At August 31, 1998 and February 28, 1998 the Company had approximately $23,228 and $69,151, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

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

On March 11, 1997, the Company implemented an asset backed securitized financing program with a maximum available borrowing amount of $135 million. This facility was amended and increased to $205 million in March of 1998. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a newly formed, wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity and incurs interest at variable rates in the commercial paper market. The agreement contains various restrictive covenants including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At August 31, 1998, the Company had a maximum amount available under the asset backed securitized financing program of approximately $223, based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, Ag Services maintains an $8.5 million revolving bank line of credit through fiscal 1999. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. At August 31, 1998 the Company had a maximum amount available under the revolving line of credit of $50, based on the borrowing base computation as provided by the agreement.

On April 23, 1998, the Company negotiated an additional bank line of credit with a maximum available borrowing amount of $20 million. The line of credit is accessible to cover the Company's funding requirements for its intermediate loan program. The agreement has a two year term ending February 28, 2000. At August 31, 1998, approximately $50 was available based on the borrowing base computation as provided by the agreement.

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


                       AG SERVICES OF AMERICA, INC.

            	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three months and six months ended August 31, 1998 and 1997. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                             							  Percentage          Percentage
						                             of Net Revenues      of Net Revenues
						                            Three Months Ended   Six Months Ended
						                                August 31,          August 31,
				                        		     1998      1997       1998       1997
Net Revenues:
 Farm inputs	                			    90.4%	  92.7%      93.9%      95.2%
 Financing Income				                9.6%    7.3%       6.1%       4.8%
						                             100.0%  100.0%     100.0%     100.0%
Cost of Revenues:
 Farm inputs		                      85.3%	  87.1%      88.7%      89.7%
 Financing expense			                4.9%	   3.5%       2.8%       2.0%
 Provision for doubtful notes		      1.8%    1.5%       1.8%       1.6%
						                              92.0%   92.1%      93.3%      93.3%
Income before operating
 expenses and income taxes		         8.0%	   7.9%       6.7%       6.7%

Operating expenses	           		     2.9%    2.7%       2.4%       2.4%

Income before income taxes		         5.1%	   5.2%       4.3%       4.3%

Federal and state income taxes 	     1.8%    1.9%       1.5%       1.5%

Net income		            		           3.3%    3.3%       2.8%       2.8%


Net Revenues:

Net revenues increased $10.5 million or 7.7% during the three months ended August 31, 1998, compared with the three months ended August 31, 1997.
Net revenues increased $31.2 million or 22.3% during the six months ended August 31, 1998, compared with the six months ended August 31, 1997.
The Company reached this record level through increased market penetration with the introduction of Agri-Flex Credit in our thirty-state market area.
Financing income as a percentage of net income grew to 9.6% and 6.1% for the three and six months ended August 31, 1998, respectively, from 7.3% and 4.8% for the same periods of the previous year. This growth was a result of the volume of lending under the Company's new servicing and marketing agreement as well as growth experienced under the Company's Intermediate Term Financing Program.


Cost of Revenues:

The total cost of revenues remained relatively constant at 92.1% and 93.3% of net revenues for the three and six months ended August 31, 1998 and 1997, respectively. The gross margin on the sale of farm inputs alone, decreased to 5.70% and 5.57% for the three and six months ended August 31, 1998, respectively, from 6.03% and 5.77% for the three and six months ended
August 31, 1997. This decrease was the result of wet weather conditions in the Eastern Cornbelt which caused a change in planting from corn to soybeans, reducing the volume of fertilizer sales. The gross margin on financing income, alone, decreased to 49.3% and 53.4% for the three and six months ended
August 31, 1998 from 52.6% and 57.7% for the three and six months ended
August 31, 1997. The increase in gross margin on financing income was the result of increased leverage. The provision for doubtful notes increased from

1.5% and 1.6% of net revenues for the three and six months ended
August 31, 1997, respectively, to 1.8% and 1.8% for the three and six months ended August 31, 1998. The increase is a result of lending under the Company's new servicing and marketing agreement as well as growth experienced under the Company's Intermediate Term financing program as mentioned above.

Operating Expenses:

Operating expenses increased to 2.9% of net revenues for the three months ended August 31, 1998 from 2.7% of net revenues for the three months ended
August 31, 1997. The increase is the result of reduction of sales in the Eastern Cornbelt due to wet weather, which caused the Company to incur overhead costs due to infrastructure development that took place in anticipation of increased sales volume. Operating expenses remained at 2.4% of net revenues for the six months ended August 31, 1998 and 1997. The increase in operating expense is attributed primarily to the increase in payroll and payroll related expenses due to the Company's growth. Payroll and payroll related expenses increased to $1,516 and $2,945 for the three and six months ended August 31, 1998, respectively, from $1,231 and $2,432 for the three and six months ended August 31, 1997.

Net Income:

Net income increased 17.7% to $2,276 for the three months ended August 31, 1998 from $1,934 for the three months ended August 31, 1997 and 22.0% to $4,706 for the six months ended August 31, 1998 from $3,857 for the six months ended August 31, 1997. The increase is attributable to the increase in net revenues.

Inflation:

The Company does not believe net revenues and income from continuing operations were significantly impacted by inflation or changing prices in fiscal 1998 or the first six months of fiscal 1999.

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

                      			             Fiscal 1999 Quarter Ended
			                         May 31   August 31   November 30  February 28
					                                	 (Dollars in thousands)
Net revenues	              $101,276    $69,397

Net income	                  $2,430     $2,276

	                      		             Fiscal 1998 Quarter Ended
			                         May 31   August 31   November 30  February 28
				                                 	 (Dollars in thousands)
Net revenues	               $80,775    $58,943	    $14,224	   $32,130

Net income               		 	$1,922     $1,934      $1,018       $307

Except for the Eastern corn belt, the Company's primary market area experienced a normal 1998 crop planting season. Wet weather conditions in the Eastern Cornbelt caused reduced sales of fertilizer, as well as some shifting from corn to soybean production. The result was an estimated 2% reduction in revenues and earnings for the first six months of fiscal 1999.

Liquidity and Capital Resources:

At August 31, 1998, the Company had working capital of $36,292, an increase of $8,122 compared to a year ago and an increase of $2,486 since February 28, 1998. The components of this net increase, since February 28, 1998, were (i) $2,491 resulting from operating activities, consisting of approximately $4,706 in net income, $172 in depreciation, $42 in amortization, and the remainder from the net change in other working capital items, (ii) capital expenditures of approximately $269 related to the acquisition of equipment and furniture, and
(iii) net proceeds of $264 from the issuance of common stock upon exercise of options and sales of stock through the employee stock purchase plan.


On March 11, 1997, the Company implemented an asset backed securitized financing program with a maximum available borrowing amount of $135 million. This facility was amended and increased to $205 million in March of 1998. Under the terms of the five year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a newly formed, wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity and incurs interest at variable rates in the commercial paper market. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At August 31, 1998, the Company had a maximum amount available under the asset backed securitized financing program of approximately $223 million, based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, Ag Services will maintain an $8.5 million revolving bank line of credit in fiscal 1999. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. All borrowings are collateralized by substantially all assets of the Company. The agreement requires that the total outstanding borrowings be repaid in full for 10 consecutive days during the Company's fiscal second quarter. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. At
August 31, 1998, approximately $50 was available based on the borrowing base computation as provided by the agreement.

On April 23, 1998, the Company negotiated an additional bank line of credit with a maximum available borrowing amount of $20 million. The line of credit is accessible to cover the Company's funding requirements for its intermediate loan program. The terms of the two year agreement allow for three interest rate alternatives, including (i) variable base rate advances requiring monthly interest payments at 0.5% above the bank's prime rate, (ii) variable rate advances requiring monthly interest payments at 2.5% above Fed Fund rates, or
(iii) fixed rate advances requiring interest payments upon maturity at 2.0% above LIBOR for 30, 60, or 90 day maturities. All borrowings are collateralized by substantially all assets of the company. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. These restrictions are in effect unless the bank's written consent is obtained. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At August 31, 1998, approximately $50 was available based on the borrowing base computation as provided by the agreement.

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



                         AG SERVICES OF AMERICA, INC.

                         PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on August 13, 1998. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At such Meeting, management's entire slate of six Directors was elected for a one year term, (until the Company's 1999 Annual Meeting), and until the director's respective successors are duly elected and qualified;

                                               Votes             Votes
         Director Name                        in Favor          Withheld
         Gaylen D. Miller                    3,438,080            5,265
         Henry C. Jungling, Jr.              3,438,080            5,265
         Kevin D. Schipper                   3,438,080            5,265
         James D. Gerson                     3,437,880            5,465
         Michael Lischin                     3,438,080            5,265
         Ervin J. Mellema                    3,438,080            5,265

         In addition, a proposal to amend the Company's 1995 stock purchase plan was approved by a vote of 3,224,645 votes in favor, 175,500 against the plan, and 43,200 abstaining.

         The third item of business, a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the fiscal year ending February 28, 1999 was approved by a vote of 3,424,042 votes in favor, 2,120 votes against, and 17,183 votes abstaining.



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

Date: October 15, 1998

                           AG SERVICES OF AMERICA, INC.

                                 EXHIBIT 11
               STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS


                          						   Three Months Ended    Six Months Ended
							                                 August 31,          August 31,
						                              1998        1997     1998        1997

Computation of weighted average
 number of basic shares:
Basic:
   Common shares outstanding at
  	beginning of the period     	5,199,304   5,146,916  5,177,154  5,135,719
   Weighted average number of shares
      issued during the period	     3,816   	   7,397     20,267     12,447
   Weighted average shares
      outstanding	(basic)	     	5,203,120   5,154,313  5,197,521  5,148,166

Net income                   		$2,276,085  $1,934,490 $4,705,523 $3,856,735

Basic earnings per share	      	    $0.44       $0.38      $0.91      $0.75

Diluted:
   Common shares outstanding at
     beginning of the period    5,199,304   5,146,916  5,177,154  5,135,719
   Weighted average number of shares
      issued during the period  	   3,816       7,397     20,267     12,447
   Weighted average of potential
      dilutive shares computed
      using the treasury stock
      method using average market
      price during the period:
	Options (1)		                 		 233,163     280,865    241,510    275,668
Weighted average number of common
      and common equivalent
      shares			                 5,436,286   5,435,181  5,439,031  5,423,834

Net income	   	                $2,276,085  $1,934,490 $4,705,523 $3,856,735

Diluted earnings per share          $0.42       $0.36      $0.87      $0.71


(1) Some of the stock options have not been included because they are antidilutive.


AG SERVICES OF AMERICA, INC.                 ARTICLE 5 OF REGULATION S-X
2ND QTR 10-Q                                 FINANCIAL DATA SCHEDULE