Form 10-Q
period 1998-11-30
AG SERVICES OF AMERICA INC
filed 1999-01-15
CIK 875354

UNITED STATES

     SECURITES AND EXCHANGE COMMISSION

     Washington, D.C. 20549

     FORM 10-Q

     (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      November 30, 1998

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission File Number:     000-19320

     Ag Services of America, Inc.
---------------------------------------------------
(Exact name of registrant as specified in its charter)

     Iowa                                        42-1264455
----------------------------                     ---------------
(State or other jursidiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

2302 West First Street, Cedar Falls, Iowa          50613
------------------------------------------       ------------
(Address of principal executive offices)         (Zip Code)

                      (319) 277-0261
---------------------------------------------------
(Registrant's telephone number, including area code)

                       Not Applicable
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      [X] Yes      [   ] No

5,212,604 common shares were outstanding as of January 11, 1999.

                         AG SERVICES OF AMERICA, INC.


                                    INDEX

                                                                   Page

PART I.    FINANCIAL INFORMATION

    Item 1.    Financial statements:
        Consolidated condensed balance sheets, November 30, 1998
            (unaudited) and February 28, 1998                       1
        Unaudited consolidated condensed statements of income,
            three and nine months ended November 30, 1998
                and 1997                                            2
        Unaudited consolidated condensed statements of cash flows,
            nine months ended November 30, 1998 and 1997            3
        Consolidated statement of stockholders' equity, nine
            months ended November 30, 1998                          4
        Notes to consolidated condensed financial statements
            (unaudited)                                            5-7

    Item 2.    Management's discussion and analysis of
        financial condition and results of operations              8-11

PART II.    OTHER INFORMATION

    Item 6.    Exhibits and reports on form 8-K:                    12
        (a)    Exhibits
                 (11)    Statement re computation of earnings
                            per common share                        13



            PART I.  FINANCIAL INFORMATION
            ITEM 1.  FINANCIAL STATEMENTS

             AG SERVICES OF AMERICA, INC.

        CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in Thousands)
                                                   November 30,February 28,
                             ASSETS                   1998       1998 *
                                                   (Unaudited)
                                                   ----------- -----------
    CURRENT ASSETS
     Cash                                             $11,681        $174
     Customer notes receivable, less allowance
       for less allowance for doubtful notes and
       reserve for discounts November 30, 1998
       $6,648; February 28, 1998 $2,660               150,590      71,379
     Accounts receivable                                  921         422
     Inventories                                          393       2,972
     Foreclosed assets held for sale                      252         144
     Deferred income taxes, net                           293         293
     Other current assets                                  22       1,999
                                                   ----------- -----------
              Total current assets                   $164,152     $77,383
                                                   ----------- -----------

    LONG-TERM RECEIVABLES AND OTHER ASSETS
     Customer notes receivable, less allowance
       for doubtful notes November 30, 1998
       $2,553; February 28, 1998 $1,340               $18,773     $13,696
     Foreclosed assets held for sale                       84          48
     Loan origination fees, less accumulated
       amortization November 30, 1998 $200,
       February 28, 1998 $114                             387         457
     Deferred income taxes, net                           124         124
                                                   ----------- -----------
                                                      $19,368     $14,325
                                                   ----------- -----------
    EQUIPMENT, less accumulated depreciation
     November 30, 1998 $1,309;
      February 28, 1998 $1,059                         $1,700      $1,540
                                                   ----------- -----------
                                                     $185,220     $93,248
                                                   =========== ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
     Note payable                                    $115,617     $39,328
      Outstanding checks in excess of
       bank balance                                     1,283       1,793
     Accounts payable                                   9,592       1,654
     Accrued expenses                                   1,835         802
     Income taxes payable                                 108         - -
                                                   ----------- -----------
              Total current liabilities              $128,435     $43,577
                                                   ----------- -----------

    LONG-TERM LIABILITIES
      Notes payable, less current maturities           $6,650      $5,915

    STOCKHOLDERS' EQUITY
     Capital stock                                    $22,574     $22,307
     Retained earnings                                 27,561      21,449
                                                   ----------- -----------
                                                      $50,135     $43,756
                                                   ----------- -----------
                                                     $185,220     $93,248
                                                   =========== ===========
    *Condensed from Audited Financial Statements.

    See Notes to Consolidated Condensed Financial Statements.

         AG SERVICES OF AMERICA, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
                                  Three Months Ended         Nine Months Ended
                                     November 30,              November 30,
                                  1998        1997          1998        1998
                               ----------- -----------   ----------- -----------
Net revenues:
  Farm inputs                     $10,466     $10,203      $170,938    $143,170
  Financing income                  5,981       4,021        16,435      10,772
                               ----------- -----------   ----------- -----------
                                  $16,447     $14,224      $187,373    $153,942
                               ----------- -----------   ----------- -----------
Cost of revenues:
  Farm inputs                      $8,798      $8,883      $160,334    $134,171
  Financing expense                 2,969       1,813         7,845       4,667
  Provision for doubtful notes        261         226         3,333       2,397
                               ----------- -----------   ----------- -----------
                                  $12,028     $10,922      $171,512    $141,235
                               ----------- -----------   ----------- -----------
   Income before operating expenses
      and income taxes             $4,419      $3,302       $15,861     $12,707

Operating expenses                  2,262       1,709         6,382       5,126
                               ----------- -----------   ----------- -----------
   Income before income taxes      $2,157      $1,593        $9,479      $7,581

Federal and state income taxes        751         575         3,367       2,706
                               ----------- -----------   ----------- -----------
    Net income                     $1,406      $1,018        $6,112      $4,875
                               =========== ===========   =========== ===========
Earnings per share:
    Basic                           $0.27       $0.20         $1.18       $0.95
                               =========== ===========   =========== ===========
    Diluted                         $0.26       $0.19         $1.13       $0.90
                               =========== ===========   =========== ===========
Weighted average shares
    outstanding:
    Basic                           5,209       5,159         5,201       5,152
                               =========== ===========   =========== ===========
    Diluted                         5,424       5,438         5,433       5,426
                               =========== ===========   =========== ===========

See Notes to Consolidated Condensed Financial Statements.

             AG SERVICES OF AMERICA, INC.

    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
     Nine Months Ended November 30, 1998 and 1997
                (Dollars in Thousands)
                                                      1998        1997
                                                   ----------- -----------
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                       $6,112      $4,875
      Adjustments to reconcile net income to net
        Cash (used in) operating activities:
        Depreciation                                      286         206
        Amortization                                       71          85
        (Gain) loss on sale of equipment                  (10)          3
        Change in assets and liabilities              (71,649)    (40,496)
                                                   ----------- -----------
          Net cash (used in) operating activities    ($65,190)   ($35,327)
                                                   ----------- -----------

    CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of equipment                     $14         $22
      Purchase of equipment                              (450)     (1,035)
      (Increase) decrease in foreclosed assets
        held for sale                                    (144)        187
                                                   ----------- -----------
          Net cash (used in) investing activities       ($580)      ($826)
                                                   ----------- -----------

    CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from short-term borrowings            $186,800    $104,880
      Principal payments on short-term borrowings    (110,510)    (62,179)
      Proceeds from long-term borrowings                  735         - -
      (Increase) in debt origination fees                 (15)       (571)
      Proceeds from the issuance of capital stock,
       net                                                267         209
                                                   ----------- -----------
        Net cash provided by financing activities     $77,277     $42,339
                                                   ----------- -----------
                  (Decrease) in cash                  $11,507      $6,186

    CASH
      Beginning                                           174         880
                                                   ----------- -----------
      Ending                                          $11,681      $7,066
                                                   =========== ===========

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for:
          Interest                                     $7,034      $3,684
          Income taxes                                 $2,502      $2,261

    See Notes to Consolidated Condensed Financial Statements.

             AG SERVICES OF AMERICA, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         Nine Months Ended November 30, 1998
                     (Unaudited)
                (Dollars in Thousands)
                                   Capital Stock
                               -----------------------
                                 Shares                   Retained
                                 Issued      Amount       Earnings      Total
                               ----------- -----------   ----------- -----------
Balance, February 28, 1998      5,177,154     $22,307       $21,449     $43,756
 Net income                           - -         - -         6,112       6,112
 Issuance of 31,750 shares
  of capital stock upon
  the exercise of options          31,750         256           - -         256
 Issuance of 700 shares of
  capital stock under employee
  stock purchase plan                 700          11           - -          11
                               ----------- -----------   ----------- -----------
Balance, November 30, 1998      5,209,604     $22,574       $27,561     $50,135
                               =========== ===========   =========== ===========

    See Notes to Consolidated Condensed Financial Statements.

AG SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 1998. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operation results for the three and nine-month periods ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999.

Unless otherwise noted, all amounts present are in thousands except for per share amounts.

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

Commitments:

In the normal course of business, the company makes various commitments that are not reflected in the accompanying condensed financial statements. These include various commitments to extend credit to customers. At November 30, 1998 and February 28, 1998 the Company had approximately $7,200 and $69,200, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

Contingencies:

The Company is named in lawsuits in the ordinary course of business. Counsel for the Company has advised the Company, while the outcome of various legal proceedings is not certain, it is unlikely that these proceedings will result in any recovery which will materially affect the financial position or operating results of the Company.

AG SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


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

Note 3.  Pledged Assets and Related Debt

On March 11, 1997, the Company implemented an asset backed securitized financing program with a maximum available borrowing amount of $135 million. This facility was amended and increased to $205 million in March of 1998. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity and incurs interest at variable rates in the commercial paper market. The agreement contains various restrictive covenants including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At November 30, 1998, the Company had a maximum amount available under the asset backed securitized financing program of approximately $1.2 million based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, the Company will maintain an $8.5 million revolving bank line of credit through fiscal 1999. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. At November 30, 1998, the Company had a maximum amount available under the agreement of approximately $1.7 million based on borrowing base computations as provided by the agreement.

On April 23, 1998, the Company negotiated an additional bank line of credit with a maximum available borrowing amount of $20 million. The line of credit is accessible to cover funding requirements for its intermediate loan program. The agreement has a two-year term ending February 28, 2000. At November 30, 1998, the Company had approximately $1.0 million available under the line of credit based on the borrowing base computation as provided by the agreement.

AG SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)



Note 4.	Earnings Per Share

In March of 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the dilutive effect of stock options during the periods presented as well as the effect of contingently issuable shares also increase the weighted average number of shares.

The Company initially applied Statement No. 128 for the year ended February 28, 1998, and has restated all per share information for prior periods to conform to Statement No. 128.

AG SERVICES OF AMERICA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three and nine months ended November 30, 1998 and 1997. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                                    	    Percentage             Percentage
					                                  of Net Revenues	       of Net Revenues
					                                Three Months Ended      Nine Months Ended
					                                    November 30,  	        November 30,
                                      1998       1997        1998       1997
Net Revenues
   Farm inputs	              		       63.6%      71.7%       91.2%      93.0%
   Financing income		                 36.4%    	 28.3%        8.8%       7.0%
					                                ------    	------      ------     ------
					                                100.0%    	100.0%      100.0%     100.0%
					                                ------    	------      ------     ------
Cost of revenues:
   Farm inputs			                     53.5%      62.4%       85.5%      87.1%
   Financing expense		                18.1%	     12.8%	       4.2%	      3.0%
   Provision for doubtful notes        1.6%       1.6%        1.8%       1.6%
					                                ------    	------     	------     ------
					                                 73.2%    	 76.8%	      91.5%      91.7%
					                                ------    	------     	------     ------
Income before operating expenses
   and income taxes		                 26.8%      23.2%        8.5%       8.3%

Operating expenses		                  13.8%      12.0%        3.4%       3.4%
					                                ------    	------     	------     ------
Income before income taxes	           13.0%      11.2%        5.1%       4.9%

Federal and state income taxes         4.6%       4.0%        1.8%       1.7%
					                                ------    	------     	------     ------
Net income				                         8.4%	      7.2%        3.3%       3.2%
					                                ------    	------     	------     ------

Net Revenues:

Net revenues increased $2.2 million or 15.5% during the three months ended November 30, 1998, compared with the three months ended November 30, 1997. Net revenues increased $33.4 million or 21.8% during the nine months ended November 30, 1998, compared with the nine months ended November 30, 1997. The Company reached this record level through increased market penetration with the introduction of Agri-Flex in our 30 state market area. Financing income as a percentage of net income grew to 36.4% and 8.8% for the three and nine months ended November 30, 1998, respectively, from 28.3% and 7.0% for the same periods of the previous year. This growth was a result of the volume of lending under the Company's new servicing and marketing agreement as well as growth experienced under the Company's Intermediate Term Financing Program.

Cost of Revenues:

The total cost of revenues remained relatively constant from 76.8% and 91.7% of net revenues for the three and nine months ended November 30, 1997, respectively, to 73.2% and 91.5% of net revenues for the three and nine months ended November 30, 1998. The gross margin on the sale of farm inputs also remained steady as they were 12.9% and 6.3% for the three and nine months ended November 30, 1997, respectively, compared to 15.9% and 6.2% for the three and nine months ended November 30, 1998. Concerning the gross margin on financing income alone, the percentages decreased to 50.4% and 52.3% for the three and nine months ended November 30, 1998, from 54.9% and 56.7% for the three and nine months ending November 30, 1997. The decrease in gross margin percentage from last year is the result of increased leverage. The provision for doubtful notes has increased from 1.6% for the three and nine months ended November 30, 1997 to 1.6% and 1.8% for the three and nine months ended November 30, 1998. The increase was a result of the increased volume of lending under the Company's new servicing and marketing agreement as well as the Company's experienced growth under the Intermediate Term Financing Program mentioned above.

Operating Expenses:

Operating expenses were unchanged at 3.4% of net revenues for the nine months ended November 30, 1998 and 1997 and increased to 13.8% from 12.0% of net revenues for the three months ended November 30, 1998 and 1997, respectively. The increase is a result of the reduction of sales in the Eastern Cornbelt due to wet weather, which caused the Company to incur overhead costs due to infrastructure development that took place in anticipation of higher sales volume. The increase in operating expense is attributed primarily to the increase in payroll to $1,343,500 and $3,957,000 for the three and nine months ended November 30, 1998, respectively, from $1,106,400 and $3,279,300 for the three and nine months ended November 30, 1997. The increase is a result of the Company adding employees as well as general wage rate increases to existing employees. The balance of the increase represents the increase of operating expenses attributed to the Company's growth.

Net Income:

Net income increased 38.2% to $1,406,911 for the three months ended November 30, 1998 from $1,018,364 for the three months ended November 30, 1997, and 25.4% to $6,112,434 for the nine months ended November 30, 1998 from $4,875,099 for the nine months ended November 30, 1997. The increase in net income is attributable to the increase in net revenues and the corresponding increase in gross profit, namely the increased financing margin due to the volume of lending under the Company's new servicing and marketing agreement along with the growth of the Company's Intermediate Term Financing Program.

Inflation:

The Company does not believe the Company's net revenues and income from continuing operations were significantly impacted by inflation or changing prices in fiscal 1998 or the first nine months of fiscal 1999.

Seasonality:

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for fiscal 1998 and the first three quarters of fiscal 1999. This information is derived from unaudited financial statements, which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.


                                						   	Fiscal 1999 Quarter Ended
					                          May 31     August 31     November 30  February 28
                                   							 (Dollars in thousands)
Net revenues		               	$101,529      $69,397	     $16,447

Net income			                   $2,429       $2,276	      $1,407

                                   							Fiscal 1998 Quarter Ended
        				                 	 May 31     August 31     November 30  February 28
                                           (Dollars in thousands)

Net revenues			                $80,775      $58,943        $14,224      $32,131

Net income				                  $1,922       $1,934         $1,014         $307

Except for the Eastern Corn Belt, the Company's primary market area experienced a normal 1998 crop planting season. Wet weather conditions in the Eastern Cornbelt caused reduced sales of fertilizer, as well as some shifting from corn to soybean production. The result was an estimated 2.5% reduction in revenues and earnings for the first nine months of fiscal 1999.

Liquidity and Capital Resources:

At November 30, 1998, the Company had working capital of $35,717 a decrease of $575 over a year ago and an increase of $1,911 since February 28, 1998. The components of this net increase, since February 28, 1998, were (i) $2,080 resulting from operating activities, consisting of approximately $6,112 in net income, $286 in depreciation, $71 in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately $450 related to the acquisition of equipment and furniture, and
(iii) net proceeds of $267 from the issuance of common stock upon exercise of options and sales of stock through the employee stock purchase plan.

On March 11, 1997, the Company implemented an asset backed securitized financing program with a maximum available borrowing amount of $135 million. This facility was amended and increased to $205 million in March of 1998. Under the terms of the five year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity and incurs interest at variable rates in the commercial paper market. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At November 30, 1998 the Company had a maximum amount available under the asset backed securitized financing program of approximately $1.2 million, based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, the Company will maintain an $8.5 million bank line of credit in fiscal 1999. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. All borrowing are collateralized by substantially all assets of the Company. The agreement also requires that total outstanding borrowings be repaid in full for 10 consecutive days during the Company's second fiscal quarter. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity an pretax earnings. At November 30, 1998, the Company had a maximum amount available under the agreement of approximately $1.7 million based on borrowing base computations as provided by the agreement.

On April 23, 1998, the Company negotiated an additional bank line of credit with a maximum available borrowing amount of $20 million. The line of credit is accessible to cover the Company's funding requirements for its intermediate loan program. The terms of the two year agreement allow for three interest rate alternatives, including (i) variable base rate advances requiring monthly interest payments at 0.5% above the bank's prime rate, (ii) variable rate advances requiring monthly interest payments at 2.5% above Fed Fund rates, or
(iii) fixed rate advances requiring interest payments upon maturity at 2.0% above LIBOR for 30, 60, 90 day maturities. All borrowings are collateralized by substantially all assets of the Company. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. These restrictions are in effect unless the bank's written consent is obtained. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At November 30, 1998, approximately $1.0 million was available based on the borrowing base computation as provided by the agreement.

Management believes that the financial resources available to it, including its bank line of credit, trade credit, its equity and internally generated funds, will be sufficient to finance the Company and its operations in the foreseable future. The Company currently has no significant capital commitments.

Year 2000:

The Company's Year 2000 program addresses analysis and testing of information systems used in the operation of the company, as well as, analysis of other areas important to the administration of the business. The plan includes identification and assessment of critical functions, compliance plan development, testing and contingency planning. The respective vendors of its principal financial systems have advised the Company, that these systems are in compliance with the upcoming millennium change. Although no assurances can be given as to third party compliance, including governmental entities, the Company does not expect any material costs associated with third party compliance. The final testing phase will be completed during the second quarter of Fiscal Year 2000; allowing ample time for any necessary remedial measures, in the event of any unforeseen problems. With the assistance of an outside consultant, the Company has determined the Company's information systems will be Year 2000 compliant. Expenses incurred to date have not had a material impact on financial statements. The Company expects that estimated remaining expenses associated with final testing, contingency planning and remedial action, if necessary, will not have a material effect on the Company's financial position.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

Information contained in this report, other than historical information, should be considered forward looking which reflect Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions within the agriculture industry; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; changes in weather conditions; changes in agricultural regulations; technological problems (including Year 2000 compliance); the amount and availability under its asset backed securitization program; unknown risks; and other risks detailed in the Company's Securities and Exchange Commission filings.

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

                  						   AG SERVICES OF AMERICA, INC.
					                          		(Registrant)

                     						/s/ Brad D. Schlotfeldt
					                     	Brad D. Schlotfeldt
				                     		Vice President of Finance & Treasurer
	          			             (Principal Financial and Accounting Officer)


Date: January 15, 1999

                    AG SERVICES OF AMERICA, INC.

                             EXHIBIT 11
            STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                                 Three Months Ended      Nine Months Ended
                                    November 30,            November 30,
                                  1998        1997        1998        1997
                               ----------- ----------- ----------- -----------
Computation of weighted average
  number of basic shares:
Basic:
 Common shares outstanding at
  beginning of the period       5,209,304   5,157,644   5,177,154   5,135,719
 Weighted average number of
  shares issued during the
  period		 	                          146       1,535      24,315      15,991
                               ----------- ----------- ----------- -----------

Weighted average shares
   outstanding, (basic)         5,209,450   5,159,179   5,201,469   5,151,710
                               =========== =========== =========== ===========

Net income                     $1,406,911  $1,018,364  $6,112,434  $4,875,099
                               =========== =========== =========== ===========

Basic earnings per share            $0.27       $0.20       $1.18       $0.95
                               =========== =========== =========== ===========

Diluted:
 Common shares outstanding at
  beginning of the period       5,209,304   5,157,644   5,177,154   5,135,719
 Weighted average number of
  shares issued during the
  period			                           146       1,535      24,315      15,991
 Weighted average of potential
  dilutive shares computed
  using the treasury stock
  method using the average
  market price during the period:
          Options (1)             214,436     279,015     231,658     274,346
                               ----------- ----------- ----------- -----------

Weighted average shares
   outstanding, (diluted)       5,423,886   5,438,194   5,433,127   5,426,056
                               =========== =========== =========== ===========

Net income                     $1,406,911  $1,018,364  $6,112,434  $4,875,099
                               =========== =========== =========== ===========

Diluted earnings per share          $0.26       $0.19       $1.13       $0.90
                               =========== =========== =========== ===========

(1) Some of the stock options have not been included because they are antidilutive.

                      -14-