Form 10-K
period 1999-02-28
AG SERVICES OF AMERICA INC
filed 1999-06-01
CIK 875354

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
             Washington, DC 20549

                   FORM 10-K

(Mark One)
[X]Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended    February 28, 1999

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

  The aggregate market value of voting stock held by non-affiliates of the registrant as of May 12, 1999, was approximately $70,851,000 (based on the last reported sale price of $17.25 per share on May 12, 1999, on the New York Stock Exchange).

  As of May 12, 1999, 5,228,564 shares of the registrant's common stock, no par value, were issued and outstanding. At that date, there were 154 stockholders of record and approximately 3,100 stockholders for whom securities firms acted as nominees.

             DOCUMENTS INCORPORATED BY REFERENCE

Herein the following documents are incorporated by reference:

  Selected portions of the Registrant's Annual Report to Stockholders for the year ended February 28, 1999, are incorporated by reference into Part II.

  Selected portions of the Registrant's Definitive Proxy Statement for the annual shareholders' meeting to be held July 29, 1999, are incorporated by reference into Part III.

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

Principal Markets:

The Company's customers are currently located in 30 states.   The
Company's principal target market is corn and soybean producers in the states of Iowa, Minnesota, Nebraska, Illinois, Ohio, South Dakota, North Dakota, Texas and Indiana.

Products and Suppliers:

The Company buys seed, fertilizer, agricultural chemicals and other farm inputs from numerous manufacturers, distributors or dealers.
These suppliers generally deliver the farm inputs directly to the Company's customers. The Company negotiates the purchase price, discounts and trade credit annually with most of these suppliers. In fiscal 1999, the percentage of net revenues attributed to the sale of seed, fertilizer, agricultural chemicals, and other farm inputs including, among others, cash rents, fuel, and irrigation was 13.0%, 13.2%, 14.7% and 50.4%, respectively. The balance of the Company's net revenues in fiscal 1999 was attributed to financing income.

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

Fertilizer. The Company currently buys fertilizer from over 500 suppliers. The Company sells fertilizer at competitive prices and achieves its margin based on dealer discounts, negotiated pricing or
opportunistic purchasing.   The Company purchases fertilizer using two
alternative methods, depending on the customer's needs. For those customers with storage facilities to handle bulk dry materials, bulk fluids or anhydrous ammonia, the Company may purchase the materials through major fertilizer distribution terminals or manufacturers.
These bulk materials may be direct-shipped in truckload quantities to the customer's farm. Customers without storage facilities can have the materials supplied by the Company, which may enlist the delivery service of a local fertilizer dealer.

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

Insurance, Cash Rents, Fuel, Irrigation and Custom Application. The Company offers its customers multi-peril crop insurance as an agent, although customers may also purchase multi-peril crop insurance from other insurance agents. Through eighteen of its employees, the Company is currently licensed as an insurance agent in 30 states. When customers purchase the insurance through the Company's agent, the Company receives a standard industry commission based on the premium amount.

The Company also provides its customers with credit for cash rents, fuel, irrigation and custom application costs. If a customer's farm acreage is leased, the landowner may require payment of the annual rent before planting. Based on its credit policy and the customer's needs, the Company may assist its customers with the advance payment of all or a portion of these cash rents. The Company's customers generally arrange their own fuel, irrigation and custom application needs and the Company may, based on its credit policy, advance cash for a portion or all of these costs.

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

FSA "Production Flexibility Contract" Payments. The United States Department of Agriculture, through its Farm Service Agency ("FSA"), guarantees participating farmers fixed payments on "contract acreage base" for various crops over the next four years under Federal Agriculture and Improvement Act ("1995 Farm Bill"). Corn, wheat and certain other crops are currently eligible under the FSA farm program. If a customer of the Company participates in the FSA farm program, the Company supplements its security by obtaining an assignment of the customer's FSA "Production Flexibility Contract" payments. While various forms of federal support programs have been in existence since 1933, federal farm policies and funding, including support payments under the 1995 Farm Bill, are subject to periodic change, and there can be no assurance that the FSA or any other federal agency will continue to provide support programs on an ongoing basis.

Farm Input Pricing and Finance Charges:

The Company structures its pricing of farm inputs so that the net prices paid by its customers who take advantage of the Company's payment discounts are generally competitive with farm inputs purchased from another distributor or supplier. The Company obtains volume discounts for certain farm inputs and may pass all or a portion of those discounts to its customers. The Company charges its customers for farm inputs when provided. Finance charges on credit extended to a customer commence immediately for cash rents provided by the Company and on the date shipped for other farm input products sold by the Company to a customer. The Company establishes and fixes its interest rates each year based on the Company's estimate of anticipated interest costs over the year. For fiscal 2000, the Company's customers will be charged interest at a variable rate note at prime to 4.0% above prime based on the credit worthiness of the customer. As of May 18, 1999, the current prime rate is 7.75% per annum as published in the Midwest Edition of The Wall Street Journal.

Spring customer accounts, including all interest, are due by January 15th for North accounts and January 31st for South accounts. The Company currently assesses a 3.0% program fee based on the customer's established credit limit and the customer can earn back all or part of the program fee based on the following repayment dates for North Spring accounts: 3.0% for customer accounts paid off by November 30, 2.0% for customer accounts paid off by December 20 and 1.0% for customer accounts paid off by January 15th. South Spring accounts, 3.0% for customer accounts paid off by December 15, 2.0% for customer accounts paid off by January 5 and 1.0% for customer accounts paid off by January 31st. Fall customer accounts, including interest, are due by September 15th. Fall customers can also earn back the program fee based on the following repayment dates: 3.0% for customer accounts paid off by July 31, 2.0% for customer accounts paid off by August 20 and 1.0% for customer accounts paid off by September 15th.

Customer Support:

The Company provides customers personalized service with their farm input needs throughout the entire crop growing cycle. The Company's product specialists provide information on the availability and use of various chemicals, fertilizers and seed, while the ultimate decision of product choice is made by the customer. The Company's product specialists discuss with customers the efficient use of farm inputs, cost-effective fertility and weed control programs, product availability, pricing and delivery. When orders are received, the Company coordinates the customer's needs and delivery requirements with the appropriate suppliers. The Company also generally schedules at least one or two visits to the customer farms to inspect the growing crop and to discuss harvest plans and any pertinent problems during the growing cycle. The Company provides each customer a detailed monthly statement to simplify the customer's bookkeeping for all farm inputs purchased from the Company throughout each growing season.

Credit Policy and Customer Notes:

The Company has established a credit policy with procedures for credit review and approval. Each new customer and customers from prior years must provide financial and credit information to the Company. If a customer is approved by the Company for credit, the Company will generally extend credit of up to 85% of the insured value of that customer's planned crop, based on his multi-peril insurance coverage. The Company secures its position principally by obtaining a lien on the crop and by receiving an assignment of the farmer's multi-peril crop insurance and government farm program payments, if available. For certain customers, the Company's lien on the crop might be subordinate to one or more prior liens, which would directly reduce the amount of credit available to that customer. The Company obtains a current credit report or search to verify the priority of the Company's lien. The Company also contacts customer references, and for larger accounts, the Company may visit the prospective customer's farm to review farm operations before extending credit.

The Company's principal asset is its notes receivable from customers who finance their purchase of farm inputs from the Company throughout the crop growing cycle. At February 28, 1999 and 1998: the total number of customer accounts was 1,358 and 1,235, respectively; the total outstanding customer notes receivable were $129,304,958 and $89,075,176, respectively. For the years ended February 28, 1999 and 1998, there were no individual customers whose accounts were 5% or more of the Company's total customer notes receivable at year end.

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

Some customers may wish to store their crops for later sale, or for other reasons may not pay their accounts in full when due. The Company monitors and documents its collateral and collection position on all accounts on an ongoing basis. The Company will informally extend the payment of a customer's note receivable to accommodate a customer's crop marketing requirements if the Company determines that there continues to be sufficient collateral. Therefore, a customer's note receivable that is past due may not be past due because of a customer's inability to pay or collateral impairment. The amount of customer notes receivable that were past due (including notes extended by the Company) at February 28, 1999 and 1998 was $69,796,119 and $38,494,351,
respectively. The amount of past due customer notes receivable increased from 20.7% of net revenues in fiscal 1998 to 31.0% of net revenues in fiscal 1999, primarily as a result of the outstanding dollar amount of customer notes receivable extended by the Company originated under the new servicing and marketing agreement with a major national agricultural supplier. The net revenues associated with this agreement are primarily financing income as the Company serves as the underwriter in providing financing for purchases and cash advances of customers under the agreement. This financing agreement, along with more of the Company's customers choosing to store their crops for later sale as a result of low commodity prices, resulted in the increased amount of past due accounts. The increased dollar amount of past due customer notes receivable has not had a material adverse affect on the Company's earnings, and management does not believe that this increase will have a material adverse affect on earnings or the Company's ability to supply and finance farm inputs in the future.

The Company also continually evaluates and classifies each customer account based on collateral and expected timing of collection in determining its allowance for doubtful notes. At February 28, 1999 and 1998, the Company's allowance for doubtful notes were $3,695,000 and $2,800,000, respectively.

Sales and Marketing:

The Company markets its program through advertising, including direct mail and telemarketing, customer solicitation and referrals, including cooperative marketing efforts with several major seed and fertilizer suppliers which allow the Company to market its program through their dealer networks. In addition, the Company employs twenty-seven full time salaried sales people and one independent sales representative. The sales representatives identify prospective customers and assist in obtaining customer information for the Company's credit review and approval. After the Company has approved a customer, the Company's employees begin to service the customer's account generally without assistance from the sales representatives.

In fiscal 1999 and 1998, the Company incurred approximately $265,300 and $233,700, respectively, in advertising expenses. The Company plans to spend approximately $470,000 on advertising in fiscal 2000.

Seasonal Factors:

The sale of farm inputs is seasonal with approximately 76% of revenues being generated from March 1 through August 31 of each year.

Credit Facilities:

Due to the seasonality of the Company's revenues and the terms of its customer notes receivable, the Company is required to finance the carrying of its revenues as notes receivable for a majority of its fiscal year.

The Company's business and its growth are dependent on adequate credit to finance its sales of farm inputs to farmers. The Company uses its capital, trade credit and bank and commercial paper borrowings to finance farm input purchases. The terms of the Company's trade credit vary for each supplier and type of farm input and may require a lien on certain assets of the Company.

In March of 1997, the Company negotiated an asset backed securitized financing program with a maximum available amount of $135 million, which was increased to $205 million in March of 1998. Subsequent to fiscal 1999 year end, the Company amended the asset backed securitized financing program which extended the agreement through fiscal 2004 and increased the maximum available borrowing amount under the facility to $275 million. The Company also maintains two lines of credit with a maximum borrowing capacity of $20.5 million, which combined with the securitized financing program should provide the Company adequate financing for fiscal 2000. If the Company were not able to maintain a sufficient line of credit or other credit facility, the Company would not be able to finance sufficient sales of farm inputs, which would have a material adverse affect on the Company's business and its growth. Management believes that the financial resources available to it will be sufficient to finance the Company's business.

Competition:

The Company faces competition from many types of suppliers of farm inputs, including manufacturers' dealers, independent distributors and suppliers, and farm cooperatives. Farm input financing is competitive and, in recent years, several large agricultural supply companies have provided financing for various farm inputs. Many of the Company's competitors are considerably larger and better capitalized, and there can be no assurance that the Company will be able to compete effectively against such competitors in the future. Within this competitive environment, the Company competes principally on the basis of its competitive pricing, broad range of farm inputs offered and the convenience of its financing.

Major Customers:

The customer base is sufficiently broad that no customer accounts for 10% or more of the Company's revenues.

Backlog Orders:

Although the Company had approximately $84,002,000 in commitments to supply farm inputs, there was no material sales backlog as of February 28, 1999.

Government Regulation:

Farm input financing and cash advances are subject to certain state laws governing money brokers, federal and states truth-in-lending regulations, and state usury laws limiting interest rates for certain types of customers. Additional laws and regulations could be implemented in the future governing the Company's financing activities for the sale of farm inputs and cash advances or other aspects of the Company's business. Compliance with these laws and regulations may adversely affect the Company's operations and costs.

The sale of certain farm inputs, including agricultural chemicals and pesticides is subject to certain federal and state environmental rules and regulations. The Company holds licenses necessary for the sale of these products. The Company also serves as an agent for the sale of multi-peril crop insurance and has eighteen employees with the required insurance agent's license.

Employees:

As of February 28, 1999, the company had 145 full time employees, including eight executive positions, twenty-two in product specialization and distribution, thirty-eight in credit review and approval, four in multi-peril crop insurance sales, sixteen in accounting and administration, six in information systems, one in customer service, thirteen in legal and collection, and thirty in sales and marketing. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

The Company's principal offices, aggregating approximately 30,000 square feet, are located in Cedar Falls, Iowa under a lease, which expires in 2001. The current annual rent is approximately $243,500 plus utilities, insurance premiums and interior maintenance expenses.

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



                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Market Information

The Company's common stock is traded on the New York Stock Exchange ("NYSE"), under the symbol ASV. The market quotations provided by the NYSE appearing on page four of the Annual Report to Shareholders for the year ended February 28, 1999 are incorporated herein by reference. These quotations reflect prices without retail markup, markdown or commissions and may not represent actual transactions.

Stockholders

As of February 28, 1999, the Company had 153 stockholders of record and approximately 3,100 stockholders for whom securities firms acted as nominees.

Dividends

The holders of common shares are entitled to receive dividends when and as declared by the Board of Directors. However, other than dividends paid prior to September 1989 to its then parent corporation, which was subsequently merged into the Company, the Company has not paid a cash dividend on its common stock. The Company does not anticipate payment of any cash dividends in the foreseeable future. The Company presently intends to retain earnings to finance growth. The Company's current borrowing agreements contain covenants that prohibit the declaration or payment of dividends.


ITEM 6.  SELECTED FINANCIAL DATA

The "Selected Financial Data" for the Company appearing on pages 12 and 13 of the Annual Report to Stockholders for the year ended February 28, 1999 is herein incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 14 through 20 of the Annual Report to Stockholders for the year ended February 28, 1999 is herein incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At February 28, 1999 the Company had $70.3 million outstanding in notes payable at an average variable interest rate of 5.5%. A 10% increase in the average variable interest rate would increase interest expense by approximately 55 basis points. Assuming similar average outstanding borrowings as fiscal 1999 of $122.3 million, this would increase the Company's interest expense by approximately $673,000.

The above sensitivity analysis is to provide information about the Company's potential market risks as they pertain to an adverse change in interest rates. The above analysis excludes the positive impact that increased interest rates would have on financing income as 95% of the Company's notes receivable are variable rate notes.

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

Name                        Age   Position With the Company

Gaylen D. Miller (1)         50   President and Chief Executive Officer
Henry C. Jungling, Jr. (1)   52   Chairman of the Board
Kevin D. Schipper (1)        39   Chief Operating Officer
Todd J. Ryan (1)             36   Vice President Sales and Marketing
Brad D. Schlotfeldt (1)      35   Vice President Finance and Treasurer
Eunice M. Schipper (1)       57   Vice President Credit
Neil H. Stadlman (1)         53   Vice President Credit Administration
Terry L. Gibson (2)          37   Secretary

(1) These executive officers of the Registrant have been an employee of the Company in varying capacities for more than the past five years.

(2) Mr. Gibson has been employed by the Company in varying capacities since April 1998. Before joining the Company, Mr. Gibson was a partner in the law firm of Wandro & Gibson from July 1996 through April 1998, an associate with the law firm Brown, Winnick, Graves from May through June 1996, self-employed as a sole practitioner from April 1995 through May 1996 and prior to that Mr. Gibson was employed by the U.S. Office of Trustee with the U.S. Department of Justice.

The balance of the information regarding directors and executive officers of the Company is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held July 29, 1999 on pages 5 and 6, under the heading "Election of Directors," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held July 29, 1999 on page 5, under the heading "Election of Directors," on page 7, under the heading "Election of Directors - Compensation Committee Interlocks and Insider Participation," and on pages 8 to 16, under the heading "Executive Compensation and Other Related Information," and is incorporated herein by reference.
However, the "Board Report on Executive Compensation" and the "Performance Graph," on pages 11 to 13 and page 16, respectively, are specifically not incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held July 29, 1999 on page 8, under the heading "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held July 29, 1999 on pages 5 and 6, under the heading "Election of Directors," and is incorporated herein by reference.



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K

                                                             Page
(a)(1)         - Financial Statements                         14
(a)(2)         - Financial Statement Schedules                14
(a)(3) and (c) - Exhibits                                     14
(b) - Reports on Form 8-K
No reports on Form 8-K were filed in the last quarter of the period covered by this Form 10-K.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following index is submitted in response to Item 14:

                                                Page Reference_______
                                                      Annual Report
                                            10-K     to Stockholders__
FINANCIAL STATEMENTS
Report of Independent Public Accountants                    22
Consolidated balance sheets, February 28,
28, 1999 and 1998                                           23
Consolidated statements of income, years
ended February 28, 1999, 1998 and 1997                      24
Consolidated statements of stockholders'
equity, years ended February 28, 1999,
1998 and 1997                                               25
Consolidated statements of cash flows, years
ended February 28, 1999, 1998 and 1997                      26
Notes to consolidated financial statements                  27 - 44

FINANCIAL STATEMENT SCHEDULES
Report of Independent Public Accountants     15
Schedule II - Valuation and Qualifying
  Accounts                                   16

EXHIBITS
See Index of Exhibits on pages 18, 19 and 20.

The Financial Statements listed in the above index are included in the Company's Annual Report to Stockholders for the year ended February 28, 1999, are herein incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Items 5, 6, 7, 10, 11, 12 and 13, the Annual Report to Stockholders for the year ended February 28, 1999 is not deemed filed as a part of this report.

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

                                         /s/ McGladrey & Pullen, LLP
                                         McGladrey & Pullen, LLP



Waterloo, Iowa
April 23, 1999

AG SERVICES OF AMERICA, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A                            Column B                Column C               Column D        Column E
--------------------------------- ------------- ------------------------------  --------------- --------------
Description                        Balance at              Additions              Deductions -    Balance at
                                   Beginning         (1)             (2)           Describe         End of
                                   of Period      Charged to      Charged to                        Period
                                                  Costs and         Other
                                                  Expenses        Accounts -
                                                                   Describe
--------------------------------- ------------- -------------- ---------------  --------------- --------------
Year ended February 28, 1999:
 Reserves and allowances deducted
   from asset accounts:
   Allowance for doubtful notes     $2,800,000    $4,035,259                    $3,140,259 (1)   $3,695,000

Reserve for discounts               $1,200,000                  $4,983,674 (2)  $3,683,674 (3)   $2,500,000

Year ended February 28, 1998:
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful notes    $2,146,000    $2,290,388                    $2,399,647 (1)   $2,800,000

Reserve for discounts                 $519,000                  $3,725,973 (2)  $3,053,973 (3)   $1,200,000

Year ended February 28, 1997:
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful notes    $2,105,000    $1,862,726                    $2,199,388 (1)   $2,237,000

Reserve for discounts                 $458,000                  $2,471,888 (2)  $2,462,888 (3)     $528,000

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

(Registrant)            AG SERVICES OF AMERICA, INC.


By(Signature and Title) \s\ Henry C. Jungling, Jr.
                              Henry C. Jungling, Jr.
                              President and Chief Executive Officer
                              (Principal Executive Officer)

                         \s\ Gaylen D. Miller
                              Gaylen D. Miller
                              Chairman
                              (Principal Financial & Accounting
                              Officer)
Date    May 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              By:/s/ Henry C. Jungling, Jr.
                              Henry C. Jungling, Jr.
                              President and Chief Executive Officer
                              and Director
                              Date:  May 26, 1999

                              By:/s/ Gaylen D. Miller
                              Gaylen D. Miller
                              Chairman and Director
                              Date:  May 26, 1999

                              By:/s/ Kevin D. Schipper
                              Kevin D. Schipper
                              Chief Operating Officer and Director
                              Date:  May 26, 1999

                              By:/s/ James D. Gerson
                              James D. Gerson
                              Director
                              Date:  May 26, 1999

                              By:/s/ Michael Lischin
                              Michael Lischin
                              Director
                              Date:  May 26, 1999

                              By:/s/ Ervin J. Mellema
                              Ervin J. Mellema
                              Director
                              Date:  May 26, 1999

                             INDEX TO EXHIBITS

Exhibit
Number                        Exhibit
-------            -----------------------------

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

10.21          Amendment No. 1 to Third Amended and Restated Loan
               Agreement (9)

10.22          Amendment No. 2 to Third Amended and Restated Loan
               Agreement (9)

10.23          Amendment No. 3 to Third Amended and Restated Loan
               Agreement (9)

10.24          Amendment No. 1 to Credit Agreement (9)

10.25          Master Trust Indenture and Security Agreement (10)

11.1           Statement re computation of per share earnings (10)

13.1 Form of Annual Report to Stockholders for the year ended February 28, 1999 (10)

21.1           Subsidiaries of the Registrant (10)

27.1           Financial Data Schedule (10)

99.1           Fourth quarter and year end results press release (10)

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

(8) - Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Form 10-K for the year ended February 28, 1998.

(10) - Filed herewith