Form 10-Q
period 1999-05-31
AG SERVICES OF AMERICA INC
filed 1999-07-15
CIK 875354

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549

	FORM 10-Q

	(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended      May 31, 1999

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

5,229,264 common shares were outstanding as of May 31, 1999.

                     	AG SERVICES OF AMERICA, INC.

                               	INDEX

                                                                     Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, May 31, 1999
	      (unaudited) and February 28, 1999                               1
    Unaudited consolidated condensed statements of income,
	      three months ended May 31, 1999 and 1998			                     2
    Unaudited consolidated condensed statements of cash
     	 flows, three months ended May 31, 1999 and 1998		               3
    Consolidated statement of stockholders' equity,
     	 three months ended May 31, 1999 	     			  	                    4
    Notes to consolidated condensed financial statements
 	 	 	 (unaudited)	                                                   5-7

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations              		     8-12


PART II.  OTHER INFORMATION


  Item 6.  Exhibits and reports on form 8-K:                    		     13
    (a)  Exhibits
	    (11)  Statement re computation of per share
	        	  	earnings						                                            14



                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                    AG SERVICES OF AMERICA, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in thousands)


                                                 May 31,   February 28
   ASSETS                                         1999        1999*
                                               (Unaudited)
                                               ----------- -----------
CURRENT ASSETS
   Cash                                              $162         $67
   Customer notes receivable, less allowance
      for doubtful notes and reserve for
      discounts May 31, 1999 $8,856;
      February 28, 1999 $4,440                    225,587     106,211
   Accounts receivable                              1,499         515
   Inventories                                      1,488       2,818
   Foreclosed assets held for sale                  3,572         836
   Deferred income taxes, net                         872         872
   Other current assets                               856       3,695
                                               ----------  ----------
                   Total current assets          $234,036    $115,014
                                               ----------  ----------

LONG-TERM RECEIVABLES AND OTHER ASSETS
   Customer notes receivable, less allowance
      for doubtful notes May 31, 1999 $2,141;
      February 28, 1999 $1,755;                   $20,546     $16,899
   Loan origination fees, less accumulated
      amortization May 31, 1999 $254;
      February 28, 1999 $235;                         322         352
   Deferred income taxes, net                         650         650
                                               ----------  ----------
                                                  $21,518     $17,901
                                               ----------  ----------
EQUIPMENT, less accumulated depreciation
   May 31, 1999 $1,516; February 28, 1999
   $1,406;                                         $1,874      $1,729
                                               ----------  ----------
                                                 $257,428    $134,644
                                               ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, including current maturities   $162,402     $61,817
   Outstanding checks in excess of
      bank balances                                 5,813       9,986
   Accounts payable                                16,664       1,732
   Accrued expenses                                 1,456       1,553
   Income taxes payable                             1,640         536
                                               ----------  ----------
                   Total current liabilities     $187,975     $75,624
                                               ----------  ----------

LONG-TERM LIABILITIES
   Notes payable, less current maturities         $15,716      $8,483
                                               ----------  ----------
STOCKHOLDERS' EQUITY
   Capital stock                                  $22,718     $22,595
   Retained earnings                               31,019      27,942
                                               ----------  ----------
                                                  $53,737     $50,537
                                               ----------  ----------
                                                 $257,428    $134,644
                                               ==========  ==========
*Condensed from Audited Financial Statements.

See notes to Consolidated Condensed Financial Statements.

                     AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               Three Months Ended May 31, 1999 and 1998
           (Dollars in Thousands, Except Per Share Amounts)

                                                1999        1998
                                             ----------  ----------
Net revenues:
   Farm inputs                                 $128,986     $97,720
   Financing income                               4,797       3,809
                                             ----------  ----------
                                               $133,783    $101,529
                                             ----------  ----------
Cost of revenues:
   Farm inputs                                 $121,710     $92,362
   Financing expense                              1,954       1,504
   Provision for doubtful notes                   2,492       1,827
                                             ----------  ----------
                                               $126,156     $95,693
                                             ----------  ----------
      Income before operating expenses
         and income taxes                        $7,627      $5,836

Operating expenses                                2,728       2,044
                                             ----------  ----------
      Income before income taxes                 $4,899      $3,792

Federal and state income taxes                    1,822       1,363
                                             ----------  ----------
      Net income                                 $3,077      $2,429
                                             ==========  ==========

Earnings per share
   Basic                                          $0.59       $0.47
                                             ==========  ==========
   Diluted                                        $0.57       $0.45
                                             ==========  ==========
Weighted average shares
   Basic                                          5,221       5,192
                                             ==========  ==========
   Diluted                                        5,439       5,456
                                             ==========  ==========

See Notes to Consolidated Condensed Financial Statements.

                       AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months Ended May 31, 1999 and 1998
                          (Dollars in Thousands)

                                                    1999        1998
                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $3,077      $2,429
   Adjustments to reconcile net income to
      net cash (used in) operating activities:
      Depreciation                                      110          82
      Amortization                                       29          28
      Changes in assets and liabilities            (103,900)    (89,393)
                                                 ----------  ----------
       Net cash (used in) operating activities    ($100,684)   ($86,854)
                                                 ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                              ($253)      ($149)
  (Increase)decrease in foreclosed assets
        held for sale                                (2,736)         70
                                                 ----------  ----------
       Net cash (used in) investing activities      ($2,989)       ($79)
                                                 ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                     $117,577    $102,181
   Principal payments on notes payable               (9,759)    (18,953)
   Increase (decrease) in excess of outstanding
      checks over bank balance                       (4,173)      4,798
   Proceeds from issuance of capital stock,
      net                                               123         187
                                                 ----------  ----------
       Net cash provided by financing
          activities                               $103,768     $88,213
                                                 ----------  ----------

           Increase in cash and cash equivalants        $95      $1,280

CASH
   Beginning                                             67         174
                                                 ----------  ----------
   Ending                                              $162      $1,454
                                                 ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                       $1,562        $742
      Income taxes                                     $718         $71


See notes to Consolidated Condensed Financial Statements

                    AG SERVICES OF AMERICA, INC.

       UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Three Months Ended May 31, 1999
                       (Dollars in thousands)
                      Capital Stock
                      -----------------------
                        Shares                   Retained
                        Issued       Amount      Earnings      Total
                      ----------  -----------  -----------  -----------
Balance,
  February 28, 1999    5,212,604     $22,595       $27,942      $50,537
   Net income                 --          --         3,077        3,077
   Issuance of 15,750
      shares of capital
      stock upon the
      exercise of
      options             15,750         110           --           110
   Issuance of 910
      shares of capital
      stock under the
      employee stock
      purchase plan          910          13
                      ----------  -----------  -----------  -----------
Balance, May 31, 1999  5,229,264     $22,718       $31,019      $53,737
                      ==========  ===========  ===========  ===========

See Notes to Consolidated Condensed Financial Statements

                     	AG SERVICES OF AMERICA, INC.

         	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            	(UNAUDITED)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
Annual Report for the year ended February 28, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three month period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 28, 2000.

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

Commitments:

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying consolidated condensed financial statements. These include various commitments to extend credit to customers. At May 31, 1999 and February 28, 1999 the Company had approximately $117,200 and $84,000, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

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

The Company entered into a five-year asset backed securitized financing program through fiscal 2004, with a maximum available borrowing amount of $275 million. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity on $205 million of the facility which incurs interest at variable rates in the commercial paper market and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points. The agreement contains various restrictive covenants including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At May 31, 1999, the Company had a maximum amount available under the asset backed securitized financing program of approximately $2.3 million based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, the Company will maintain an $8.5 million revolving bank line of credit through fiscal 2000. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. At May 31, 1999 the Company had a maximum amount available under the agreement of approximately $4.9 million based on the borrowing base computation as provided by the agreement.

During 1998, the Company negotiated an additional bank line of credit with a maximum available borrowing amount of $12 million. The line of credit is accessible to cover the Company's funding requirements for its intermediate loan program. The agreement has a two year term ending February 28, 2000. At May 31, 1999, the Company had approximately $0.7 million available under the line of credit based on the borrowing base computation as provided by the agreement.

Note 4.	Earnings Per Share

In March of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the dilutive effect of stock options during the periods presented as well as the effect of contingently issuable shares also increase the weighted average number of shares.

The Company initially applied statement No. 128 for the year ended February 28, 1998 and has restated all per share information for prior periods to conform to Statement No. 128.

                     AG SERVICES OF AMERICA, INC.

           	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three months ended May 31, 1999 and 1998. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                                           	   	     Percentage
	                                                 of Net Revenues
                                                  ---------------
					                                   	        Three Months Ended
			                                                    May 31,
                                                 ------------------
		                                                 1999      1998
                                                 --------  --------
Net Revenues:
 Farm inputs                                       96.4%     96.2%
 Financing Income	               			                3.6%      3.8%
                                                 -------   -------
     	                                            100.0%    100.0%
                                                 -------   -------
Cost of Revenues:
 Farm inputs	                                      91.0%     91.0%
 Financing expense				                              1.5%   	  1.5%
 Provision for doubtful notes		                     1.8%      1.8%
                                                 -------   -------
			                                                94.3%     94.3%
                                                 -------   -------
Income before operating
 expenses and income taxes                          5.7%      5.7%

Operating expenses     	                            2.0%      2.0%
                                                 -------   -------
Income before income taxes   	                      3.7%	     3.7%

Federal and state income taxes	                     1.4%      1.3%
                                                 -------   -------
Net income			                                       2.3%      2.4%
                                                 =======   =======
Net Revenues:

Net revenues increased $32.3 million or 31.8% during the three months ended May 31, 1999, compared with the three months ended May 31, 1998. The Company reached this record level through greater market penetration with the increased name recognition gained by the Company's Agri-Flex Credit(R) program in its 30 state market area. Financing income as a percentage of net income decrease slightly to 3.6% for the three months ended May 31, 1999 from 3.8% the previous year. This decline was primarily a result of a decrease in the prime lending rate by 75 basis points, which is the rate used by the Company to charge interest on a variable rate basis to its customers, as compared to a year ago.

Cost of Revenues:

The total cost of revenues remained relatively constant at 94.3% of net revenues for the three months ended May 31, 1999 and May 31, 1998. The gross margin on the sale of farm inputs increased to 5.6% for the three months ended May 31, 1999 compared to 5.5% for the three months ended May 31, 1998. The increase in gross margin on the sale of farm inputs was the result of opportunistic purchasing from manufacturers and disbributors. Concerning the gross margin on financing income alone, the percentages decreased to 59.3% for the three months ended May 31, 1999 from 60.5% for the three months ended May 31, 1998. The decrease in gross margin percentage from last year is the result of continued increase in leverage. The provision for doubtful notes remained relatively constant at 1.8% of net revenues for the three months ended May 31, 1999 and 1998, respectively.

Operating Expenses:

Operating expenses remained constant at 2.0% of net revenues for the three months ended May 31, 1999 and 1998. The increase in operating expense is attributed primarily to the Company's growth. Payroll and payroll related expenses increased to $1,940 for the three months ended May 31, 1999 from $1,429 for the three months ended May 31, 1998.


Net Income:

Net income increased 26.7% to $3,077 for the three months ended May 31, 1999 from $2,429 for the three months ended May 31, 1998. The increase in net income is attributable to the increase in net revenues and the corresponding increase in gross profit. The percentage increase in net income was slightly less than the increase in revenue due to the larger percentage increase in farm input revenue over the percentage increase in financing income as discussed above.

Inflation:

The Company does not believe the Company's net revenues and income from continuing operations were significantly impacted by inflation or changing prices in fiscal 1999 or the first quarter of fiscal 2000.

Seasonality:

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for fiscal 1999 and the first quarter of fiscal 2000. This information is derived from unaudited consolidated financial statements which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.

           		                Fiscal 2000 Quarter Ended
               			 May 31   August 31   November 30  February 29
                   ------   ---------   -----------  -----------
 			                          (Dollars in thousands)
Net revenues	     $133,783

Net income    	     $3,077


                      		     Fiscal 1999 Quarter Ended
			                May 31   August 31  November 30  February 28
                  -------  ----------  -----------  -----------
					                         (Dollars in thousands)
Net revenues      $101,529   $69,397      $16,447      $37,920

Net income       		 $2,429    $2,276       $1,406         $381

Except for the Dakotas, the Company's primary market area experienced a normal 1999 crop planting season. Wet weather conditions in the Dakotas have caused reduced and/or delayed sales of fertilizer and chemicals, as well as some shifting from corn to soybean production.

Liquidity and Capital Resources:

At May 31, 1999 the Company had working capital of $46,061 an increase of $12,209 over a year ago and an increase of $6,671 since February 28, 1999. The components of this net increase, since February 28, 1998, were (i) $6,801 resulting from operating activities, consisting of approximately, $3,077 in net income, $110 in depreciation, $29 in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately $254 related to the acquisition of equipment and furniture, and
(iii) net proceeds of $124 from the issuance of common stock upon exercise of options and sales of stock through the employee stock purchase plan.

The Company entered into a five-year asset backed securitized financing program through fiscal 2004 with a maximum available borrowing amount of $275 million. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $205 million of the facility which incurs interest at variable rates in the commercial paper market and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At May 31, 1999, the Company had a maximum amount available under the asset backed securitized financing program of approximately $2.3 million, based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, the Company will maintain an $8.5 million bank line of credit in fiscal 2000. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. All borrowings are collateralized by substantially all assets of the Company. The agreement also requires that the total outstanding borrowings be repaid in full for 10 consecutive days during the Company's second fiscal quarter. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. At May 31, 1999, the Company had a maximum amount available under the agreement of approximately $4.9 million based on the borrowing base computation as provided by the agreement.

During 1998, the Company negotiated an additional bank line of credit with a maximum available borrowing amount of $12 million. The line of credit is accessible to cover the Company's funding requirements for its intermediate loan program. All borrowings are collateralized by substantially all assets of the Company. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At May 31, 1999, approximately $0.7 million was available based on the borrowing base computation as provided by the agreement.

Management believes that the financial resources available to it, including its bank lines of credit and asset backed securitization program, trade credit, its equity and internally generated funds, will be sufficient to finance the Company and its operations in the foreseeable future. The Company currently has no significant capital commitments.

Year 2000:

The Company has established a company-wide plan to prepare our information technology systems and non-information technology systems with embedded technology applications for the Year 2000 issue. The plan includes identification and assessment of critical functions, compliance plan development, testing and contingency planning. The respective vendors of the principal financial systems have advised the Company, that these systems are in compliance with the upcoming millenium change. With the assistance of an outside consultant, the Company has determined the Company's information systems will be Year 2000 compliant. Additionally, the Company has scheduled the final testing phase to be completed during the second quarter of fiscal 2000; allowing ample time for any necessary remedial measures, in the event of any unforeseen problems. The Company is in the process contacting third parties as to the state of their Year 2000 readiness. Questionnaires are being sent out during the second quarter of fiscal 2000 to major suppliers, vendors and banks. The responses to these questionnaires will allow the Company to choose alternative suppliers, where appropriate, to fulfill customer orders.

Costs associated with Year 2000 issues are estimated to be approximately $30,000 from 1998 through 2000, of which $2,000 has already been spent to date. The Company has excluded the costs from the above estimates associated with information specialists already on staff. These cost estimates assume that the Company will not incur any significant Year 2000 costs associated with third party non-compliance. Based upon its review efforts to date, the Company believes that future external and internal costs to be incurred to address Year 2000 issues will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

Our most likely worst case scenario is the temporary inability of our suppliers to provide our customers with the farm inputs they require on a timely basis. Due to the uncertainty of the Year 2000 compliance with third parties, including governmental agencies, the Company can not reasonably estimate the financial effects of the worst case scenario. Through the development and use of a contingency plan, which will be finalized by the end of second quarter of fiscal 2000, the Company hopes to mitigate all potential problems associated with the Year 2000 issue.

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

Date: July 13, 1999

                         AG SERVICES OF AMERICA, INC.

                                 EXHIBIT 11
               STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                             Three Months Ended
		                                                 May 31,
                                            --------------------
		                                           1999          1998
                                            ------        ------
Computation of weighted average number
   of basic shares:
Basic:
   Common shares outstanding at
    	beginning of the period		              5,212,604    5,177,154
   Weighted average number of shares
     issued during the period            	      8,426       14,797
                                           ----------   ----------
   Weighted average shares outstanding
    	(basic)		                              5,221,030    5,191,951
                                           ==========   ==========

Net income	                         	      $3,076,555   $2,429,438
                              						       ==========   ==========

Basic earnings per share	                       $0.59        $0.47
                                           ==========   ==========
Diluted:
   Common shares outstanding at
     beginning of the period            		  5,212,604    5,177,154
   Weighted average number of shares
     issued during the period                   8,426       14,797
   Weighted average of potential dilutive
     shares computed using the treasury
     stock method using average market
     price during the period:
        	Options (1)	                    	    218,045      263,692
                                           ----------   ----------
Weighted average shares outstanding
     (diluted)           	                  5,439,075    5,455,643
                                           ==========   ==========

Net income			                              $3,076,555   $2,429,438
                                           ==========   ==========

Diluted earnings per share               	      $0.57        $0.45
                                           ==========   ==========
(1) Some of the stock options have been excluded because they are antidilutive.