Form 10-Q
period 1999-08-31
AG SERVICES OF AMERICA INC
filed 1999-10-15
CIK 875354

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549

	FORM 10-Q

	(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended      August 31, 1999

	or

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

5,233,864 common shares were outstanding as of August 31, 1999.

                     	AG SERVICES OF AMERICA, INC.

                               	INDEX

                                                                     Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, August 31, 1999
	 unaudited) and February 28, 1999                                 1
    Unaudited consolidated condensed statements of income,
	 three months and six months ended August 31, 1999 and 1998	      2
    Unaudited consolidated condensed statements of cash
     	 flows, six months ended August 31, 1999 and 1998                 3
    Consolidated statement of stockholders' equity,
     	 six months ended August 31, 1999 	     	                        4
    Notes to consolidated condensed financial statements
       (unaudited)                                                     5-7

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations                     8-12


PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders          13

  Item 6.  Exhibits and reports on form 8-K:                            14
    (a)  Exhibits
	    (11)  Statement re computation of earnings                    15
	        	per common share



                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                    AG SERVICES OF AMERICA, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in Thousands)


                                                August 31, February 28
   ASSETS                                         1999         1999*
                                               (Unaudited)
                                               ----------- -----------
CURRENT ASSETS
   Cash                                               $34         $67
   Customer notes receivable, less allowance
      for doubtful notes and reserve for
      discounts August 31, 1999 $10,029;
      February 28, 1999 $4,440                    297,400     106,211
   Accounts receivable                              1,006         515
   Inventories                                      1,591       2,818
   Foreclosed assets held for sale                  4,189         836
   Deferred income taxes, net                         872         872
   Other current assets                               476       3,695
                                               ----------  ----------
                   Total current assets          $305,568    $115,014
                                               ----------  ----------

LONG-TERM RECEIVABLES AND OTHER ASSETS
   Customer notes receivable, less allowance
      for doubtful notes August 31, 1999
      $2,510 February 28, 1999 $1,755;            $20,348     $16,899
   Loan origination fees, less accumulated
      amortization August 31, 1999 $316;
      February 28, 1999 $235;                         778         352
   Deferred income taxes, net                         650         650
                                               ----------  ----------
                                                  $21,776     $17,901
                                               ----------  ----------
EQUIPMENT, less accumulated depreciation
   August 31, 1999 $1,579; February 28, 1999
   $1,406;                                         $1,820      $1,729
                                               ----------  ----------
                                                 $329,164    $134,644
                                               ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, including current maturities   $239,004     $61,817
   Outstanding checks in excess of
      bank balances                                 3,203       9,986
   Accounts payable                                14,045       1,732
   Accrued expenses                                 2,368       1,553
   Income taxes payable                               181         536
                                               ----------  ----------
                   Total current liabilities     $258,801     $75,624
                                               ----------  ----------

LONG-TERM LIABILITIES
   Notes payable, less current maturities         $13,860      $8,483
                                               ----------  ----------
STOCKHOLDERS' EQUITY
   Capital stock                                  $22,756     $22,595
   Retained earnings                               33,747      27,942
                                               ----------  ----------
                                                  $56,503     $50,537
                                               ----------  ----------
                                                 $329,164    $134,644
                                               ==========  ==========
*Condensed from Audited Financial Statements.

See notes to Consolidated Condensed Financial Statements.

                     AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       Three Months and Six Months Ended August 31, 1999 and 1998
           (Dollars in Thousands, Except Per Share Amounts)


					   Three Months Ended         Six Months Ended
                                     August 31,                August 31,
                                  1999        1999          1999        1998
                               ----------- -----------   ----------- -----------
Net revenues:
  Farm inputs                     $81,385     $62,752      $210,371    $160,472
  Financing income                  7,795       6,645        12,592      10,454
                               ----------- -----------   ----------- -----------
                                  $89,180     $69,397      $222,963    $170,926
                               ----------- -----------   ----------- -----------
Cost of revenues:
  Farm inputs                     $76,653     $59,175      $198,363    $151,536
  Financing expense                 3,828       3,372         5,782       4,876
  Provision for doubtful notes      1,618       1,245         4,110       3,072
                               ----------- -----------   ----------- -----------
                                  $82,099     $63,792      $208,255    $159,484
                               ----------- -----------   ----------- -----------
   Income before operating expenses
      and income taxes             $7,081      $5,605       $14,708     $11,442

Operating expenses                  2,694       2,076         5,422       4,120
                               ----------- -----------   ----------- -----------
   Income before income taxes      $4,387      $3,529        $9,286      $7,322

Federal and state income taxes      1,660       1,253         3,482       2,616
                               ----------- -----------   ----------- -----------
    Net income                     $2,727      $2,276        $5,804      $4,706
                               =========== ===========   =========== ===========
Earnings per share:
    Basic                           $0.52       $0.44         $1.11       $0.91
                               =========== ===========   =========== ===========
    Diluted                         $0.50       $0.42         $1.07       $0.87
                               =========== ===========   =========== ===========
Weighted average shares
    outstanding:
    Basic                           5,226       5,154         5,226       5,198
                               =========== ===========   =========== ===========
    Diluted                         5,449       5,435         5,449       5,439
                               =========== ===========   =========== ===========

See Notes to Consolidated Condensed Financial Statements.

                       AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Six Months Ended August 31, 1999 and 1998
                          (Dollars in Thousands)

                                                    1999        1998
                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $5,804      $4,706
   Adjustments to reconcile net income to
      net cash (used in) operating activities:
      Depreciation                                      197         172
      Amortization                                       82          42
      Changes in assets and liabilities            (177,910)   (158,262)
                                                 ----------  ----------
       Net cash (used in) operating activities    ($171,827)  ($153,342)
                                                 ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment 				      ($351)      ($269)
   Proceeds from sale of equipment                	   64	         -
  (Increase)decrease in foreclosed assets
        held for sale                                (3,353)        130
                                                 ----------  ----------
       Net cash (used in) investing activities      ($3,640)      ($139)
                                                 ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                     $212,407    $179,007
   Principal payments on notes payable              (29,843)    (24,348)
   Increase (decrease) in excess of outstanding     ( 6,783)      1,839
      checks over bank balance
  (Increase) in loan origination fees                  (508) 	  -
   Proceeds from issuance of capital stock,
      net                                               161         264
                                                 ----------  ----------
       Net cash provided by financing
          activities                               $175,434    $156,762
                                                 ----------  ----------

Increase (decrease) in cash and cash equivalants       ($33)     $3,281

CASH
   Beginning                                             67         174
                                                 ----------  ----------
   Ending                                               $34      $3,455
                                                 ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                       $4,344      $3,494
      Income taxes                                   $3,837        $909




See notes to Consolidated Condensed Financial Statements

                    AG SERVICES OF AMERICA, INC.

       UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Six Months Ended August 31, 1999
                       (Dollars in thousands)
                           Capital Stock
                      -----------------------
                        Shares                   Retained
                        Issued       Amount      Earnings      Total
                      ----------  -----------  -----------  -----------
Balance,
  February 28, 1999    5,212,604     $22,595       $27,942      $50,537
   Net income                 --          --         5,805        5,805
   Issuance of 20,250
      shares of capital
      stock upon the
      exercise of
      options             20,250         146           --           146
   Issuance of 1,010
      shares of capital
      stock under the
      employee stock
      purchase plan        1,010          15				   15
                      ----------  -----------  -----------  -----------
Balance,
  August 31, 1999      5,233,864     $22,756       $33,747      $56,503
                      ==========  ===========  ===========  ===========

See Notes to Consolidated Condensed Financial Statements

                     	AG SERVICES OF AMERICA, INC.

         	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            	(UNAUDITED)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three and six month periods ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 28, 2000.

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

Unless otherwise noted, all amounts presented are in thousands except per share amounts.

Note 2.	Commitments and Contingencies

Commitments:

In the normal course of business, the Company makes various commitments That are not reflected in the accompanying consolidated condensed financial statements. These include various commitments to extend credit to customers. At August 31, 1999 and February 28, 1999 the Company had approximately $42,800 and $84,000, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

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

The Company entered into a five-year asset backed securitized financing program through fiscal 2004, with a maximum available borrowing amount of $275 million. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity on $205 million of the facility which incurs interest at variable rates in the commercial paper market and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points. The agreement contains various restrictive covenants including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At August 31, 1999, the Company had a maximum amount available under the asset backed securitized financing program of approximately $50 thousand based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, the Company maintains a $8.5 million revolving bank line of credit through fiscal 2000. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. At August 31, 1999 the Company had a maximum amount available under the agreement of approximately $4.6 million based on the borrowing base computation as provided by the agreement.

During 1998, the Company negotiated an additional bank line of credit With a maximum available borrowing amount of $12 million. The line of credit is accessible to cover the Company's funding requirements for its intermediate loan program. The agreement has a two year term ending February 28, 2000. At August 31, 1999, the Company had approximately $2.0 million available under the line of credit based on the borrowing base computation as provided by the agreement.

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

                     AG SERVICES OF AMERICA, INC.

           	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three months and six months ended August 31, 1999 and 1998. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                                 Percentage        Percentage
                             of Net Revenues     of Net Revenues
                            ------------------  -----------------
                            Three Months Ended  Six Months Ended
                                August 31,          August 31,
                            ------------------  -----------------
                              1999      1998      1999     1998
                            -------- ---------  -------  --------
Net Revenues:
 Farm inputs                   91.3%     90.4%     94.4%    93.9%
 Financing Income               8.7%      9.6%      5.6%     6.1%
                              ------    ------    ------   ------
                              100.0%    100.0%    100.0%   100.0%
                              ------    ------    ------   ------
Cost of Revenues:
 Farm inputs                   86.0%     85.3%     89.0%    88.7%
 Financing expense              4.3%      4.9%      2.6%     2.8%
 Provision for doubtful
  notes                         1.8%      1.8%      1.8%     1.8%
                               -----     -----     -----    -----
                               92.1%     92.0%     93.4%    93.3%
                               -----     -----     -----    -----
Income before operating
 expenses and income taxes      7.9%      8.0%      6.6%     6.7%

Operating expenses              3.0%      2.9%      2.4%     2.4%
                               -----     -----      ----     ----
Income before income taxes      4.9%      5.1%      4.2%     4.3%

Federal and state income
 taxes                          1.9%      1.8%      1.6%     1.5%
                               -----      ----      ----     ----
Net income                      3.0%      3.3%      2.6%     2.8%
                            ========  ========  ======== ========


Net Revenues:

Net revenues increased $19.8 million or 28.5% during the three months ended August 31, 1999, compared with the three months ended August 31, 1998. Net revenues increased $52.0 million or 30.5% during the six months ended August 31, 1999, compared with the six months ended August 31, 1998. The Company reached this record level through greater market penetration with the increased name recognition gained by the Company's Agri-Flex Credit(R) program in its 30 state market area. Financing income as a percentage of net income decreased slightly to 8.7% and 5.6% for the three and six months ended August 31, 1999, respectively, from 9.6% and 6.1% for the same periods of the previous year. This decline was primarily a result of a decrease in the prime lending rate by approximately 50 basis points, which is the base rate used by the Company to charge interest on a variable rate basis to its customers, as compared to a year ago and a decline in volume under the Company's servicing and marketing agreement.

Cost of Revenues:

The total cost of revenues remained relatively constant at 92.1% and 93.4% of net revenues for the three and six months ended August 31, 1999 ascompared to 92.0% and 93.3% for the three and six months ended August 31, 1998. The gross margin on the sale of farm inputs increased to 5.8% and 5.7% for the three and six months ended August 31, 1999, respectively, compared to 5.7% and 5.6% for the three and six months ended August 31, 1998. The increase in gross margin on the sale of farm inputs was the result of opportunistic purchasing from manufacturers and distributors and gains realized on foreclosed assets held for sale. Concerning the gross margin on financing income alone, the percentages increased to 50.9% and 54.1% for the three and six months ended August 31, 1999 from 49.3% and 53.4% for the three and six months ended August 31, 1998. The increase in financing margins is a result of better utilization of commercial paper debt due to an increased advance rate, which decreased the amount of outstanding debt on the Company's line of credit which carries a higher interest cost. The provision for doubtful notes remained relatively constant at 1.8% of net revenues for the three and six months ended August 31, 1999 and 1998, respectively.

Operating Expenses:

Operating expenses increased slightly to 3.0% of net revenues for the three months ended August 31, 1999 from 2.9% for the three months ended August 31, 1998 due to an increase in incentive compensation related to the Company profit level. Operating expenses remained at 2.4% of net revenues for the six months ended August 31, 1999 and 1998. The increase in operating expenses is attributed primarily to the Company's growth. Payroll and payroll related expenses increased to $1,984 and $3,925 for the three and six months ended August 31, 1999 from $1,516 and $2,945 for the three and six months ended
August 31, 1998.


Net Income:

Net income increased 19.9% to $2,728 for the three months ended August 31, 1999 from $2,276 for the three months ended August 31, 1998 and 23.4% to $5,804 for the six months ended August 31, 1999 from $4,706 for the six months ended August 31, 1998. The increase in net income is attributable to the increase in net revenues and the corresponding increase in gross profit. The percentage increase in net income was less than the increase in revenue due to the larger percentage increase in farm input revenue over the percentage increase in financing income as discussed above. Also contributing to the decline was the increase in operating expenses and federal tax expense being at the maximum level due to greater federal earnings.

Inflation:

The Company does not believe the Company's net revenues and income from continuing operations were significantly impacted by inflation or changing prices in fiscal 1999 or the first six months of fiscal 2000.

Seasonality:

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for fiscal 1999 and the first two quarters of fiscal 2000. This information is derived from unaudited consolidated financial statements, which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.


           		                Fiscal 2000 Quarter Ended
               	 May 31    August 31    November 30   February 29
                   ------    ---------    -----------   -----------
 			               (Dollars in thousands)
Net revenues	$133,783	$89,180

Net income          $3,077	 $2,727


                      		     Fiscal 1999 Quarter Ended
			 May 31   August 31  November 30  February 28
                  -------  ----------  -----------  -----------
					   (Dollars in thousands)
Net revenues      $101,529   $69,397      $16,447      $37,920

Net income          $2,429    $2,276       $1,406         $381

Except for the Dakotas, the Company's primary market area experienced a normal 1999 crop planting season. Wet weather conditions in the Dakotas have caused reduced delayed sales of fertilizer and chemicals, as well as some shifting from corn to soybean production.


Liquidity and Capital Resources:

At August 31, 1999 the Company had working capital of $46,767 an increase of $10,475 over a year ago and an increase of $7,377 since
February 28, 1999.   The components of this net increase, since
February 28, 1999, were (i) $7,567 resulting from operating activities, consisting of approximately, $5,804 in net income, $197 in depreciation, $82 in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately $351 related to the acquisition of equipment and furniture, and (iii) net proceeds of $161 from the issuance of common stock upon exercise of options and sales of stock through the employee stock purchase plan.

The Company entered into a five-year asset backed securitized financing program through fiscal 2004 with a maximum available borrowing amount of $275 million. Under the terms of the five-year facility, the Company sells andmay continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $205 million of the facility which incurs interest at variable rates in the commercial paper market and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At August 31, 1999, the Company had a maximum amount available under the asset backed securitized financing program of approximately $50 thousand, based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, the Company will maintain an $8.5 million bank line of credit in fiscal 2000. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. All borrowings are collateralized by substantially all assets of the Company. The agreement also requires that the total outstanding borrowings be repaid in full for 10 consecutive days during the Company's second fiscal quarter. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings.
At August 31, 1999, the Company had a maximum amount available under the agreement of approximately $4.6 million based on the borrowing base computation as provided by the agreement.

During 1998, the Company negotiated an additional bank line of credit witha maximum available borrowing amount of $12 million. The line of credit is accessible to cover the Company's funding requirements for its intermediate loan program. All borrowings are collateralized by substantially all assets of the Company. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At August 31, 1999, approximately $2.0 million was available based on the borrowing base computation as provided by the agreement.

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

The final testing phases for information and telecommunication systems were completed during the second quarter of fiscal 2000. No system failures occurred during this testing which would require additional remedial action. The Company feels that all internal systems are Year 2000 compliant and expects no internal system disruptions. The Company is developing a contingency plan which will allow the Company to select alternative third party vendors and suppliers, where appropriate, to fulfill customer orders.

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

Our most likely worst case scenario is the temporary inability of our suppliers to provide our customers with the farm inputs they require on a timely basis. Due to the uncertainty of the year 2000 compliance with third parties, including governmental agencies, the Company can not reasonably estimate the financial effects of the worst case scenario. Through the development and use of a contingency plan, the Company hopes to mitigate all potential problems associated with the year 2000 issue.

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

                      AG SERVICES OF AMERICA, INC.

                      PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on July 29, 1999. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At such Meeting, management's entire slate of six Directors was elected for a one year term, (until the Company's 2000 Annual Meeting), and until the director's Respective successors are duly elected and qualified;

                                             Votes          Votes
          Director Name                    in Favor        Withheld

          Gaylen D. Miller                  3,938,500        24,000
          Henry C. Jungling, Jr.            3,938,500        24,000
          Kevin D. Schipper                 3,938,500        24,000
          James D. Gerson                   3,938,500        24,000
          Michael Lischin                   3,962,400           100
          Ervin J. Mellema                  3,962,200           300

          In addition, a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the fiscal year ending February 28, 2000 was approved by a vote of 3,940,589 votes in favor, 620 votes against, and 25,013 votes abstaining.

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

Date: October 15, 1999







				  AG SERVICES OF AMERICA, INC.

                                 EXHIBIT 11
               STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
 					    Three Months Ended      Six Months Ended
                                       August 31,              August 31,
                                  1999        1998        1999        1998
                               ----------- ----------- ----------- -----------
Computation of weighted average
  number of basic shares:
Basic:
 Common shares outstanding at
  beginning of the period       5,231,264   5,199,304   5,212,604   5,177,165
 Weighted average number of
  shares issued during the
  period		 	            2,049       3,816      13,587	     20,267
                               ----------- ----------- ----------- -----------

Weighted average shares
   outstanding (basic)          5,233,313   5,203,120   5,226,191   5,197,521
                               =========== =========== =========== ===========

Net income                     $2,727,792  $2,276,085  $5,804,345  $4,705,523
                               =========== =========== =========== ===========

Basic earnings per share            $0.52       $0.44       $1.11       $0.91
                               =========== =========== =========== ===========

Diluted:
 Common shares outstanding at
  beginning of the period       5,231,264   5,199,304   5,212,604   5,177,154
 Weighted average number of
  shares issued during the
  period			            2,049       3,816      13,587      20,267
 Weighted average of potential
  dilutive shares computed
  using the treasury stock
  method using the average
  market price during the period:
          Options (1)             227,713     233,163     223,289     241,510
                               ----------- ----------- ----------- -----------

Weighted average shares
   outstanding, (diluted)       5,461,026   5,436,283   5,449,480   5,439,031
                               =========== =========== =========== ===========

Net income                     $2,727,792  $2,276,085  $5,804,345  $4,705,523
                               =========== =========== =========== ===========

Diluted earnings per share          $0.50       $0.42       $1.07       $0.87
                               =========== =========== =========== ===========
(1) Some of the stock options have been excluded because they are antidilutive.