Form 10-Q
period 1999-11-30
AG SERVICES OF AMERICA INC
filed 2000-01-14
CIK 875354

UNITED STATES

     SECURITES AND EXCHANGE COMMISSION

     Washington, D.C. 20549

     FORM 10-Q

     (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      November 30, 1999

                                    or

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

                      [X] Yes      [   ] No

5,238,464 common shares were outstanding as of January 6, 2000.

                         AG SERVICES OF AMERICA, INC.


                                    INDEX

                                                                   Page

PART I.    FINANCIAL INFORMATION

    Item 1.    Financial statements:
        Consolidated condensed balance sheets, November 30, 1999
            (unaudited) and February 28, 1999                       1
        Unaudited consolidated condensed statements of income,
            three and nine months ended November 30, 1999
            and 1998                                                2
        Unaudited consolidated condensed statements of cash flows,
            nine months ended November 30, 1999 and 1998            3
        Consolidated statement of stockholders' equity, nine
            months ended November 30, 1999                          4
        Notes to consolidated condensed financial statements
            (unaudited)                                            5-7

    Item 2.    Management's discussion and analysis of
        financial condition and results of operations              8-11

PART II.    OTHER INFORMATION

    Item 6.    Exhibits and reports on form 8-K:                    12
        (a)    Exhibits
                 (11)    Statement re computation of earnings
                            per common share                        13



                   PART I.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS

                      AG SERVICES OF AMERICA, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in Thousands)
                                                November 30, February 28,
                             ASSETS                 1999       1999 *
                                                (Unaudited)
                                                 ----------- -----------
    CURRENT ASSETS
     Cash                                           $20,191         $67
     Customer notes receivable, less allowance
      for less allowance for doubtful notes and
      reserve for discounts November 30, 1999
      $9,322; February 28, 1999 $4,440              200,732     106,211
     Accounts receivable                                819         515
     Inventories                                      1,594       2,818
     Foreclosed assets held for sale                  4,331         836
     Deferred income taxes, net                         872         872
     Other current assets                               738       3,695
                                                   ---------   ---------
              Total current assets                 $229,277    $115,014
                                                   ---------   ---------

    LONG-TERM RECEIVABLES AND OTHER ASSETS
     Customer notes receivable, less allowance
       for doubtful notes November 30, 1999
       $2,330; February 28, 1999 $1,755             $25,024     $16,899
     Loan origination fees, less accumulated
       amortization November 30, 1999 $373,
       February 28, 1999 $235                           728         352
     Deferred income taxes, net                         650         650
                                                   ---------   ---------
                                                    $26,402     $17,901
                                                   ---------   ---------
    EQUIPMENT, less accumulated depreciation
     November 30, 1999 $1,708;
       February 28, 1999 $1,406                      $1,989      $1,729
                                                   ---------   ---------
                                                   $257,668    $134,644
                                                   =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
     Notes payable, including current maturities   $166,446     $61,817
      Outstanding checks in excess of
       bank balances                                    -         9,986
     Accounts payable                                12,488       1,732
     Accrued expenses                                 2,541       1,553
     Income taxes payable                               -           536
                                                   ---------   ---------
              Total current liabilities            $181,475     $75,624
                                                   ---------   ---------

    LONG-TERM LIABILITIES
      Notes payable, less current maturities        $18,043      $8,483
                                                   ---------   ---------
    STOCKHOLDERS' EQUITY
     Capital stock                                  $22,788     $22,595
     Retained earnings                               35,362      27,942
                                                   ---------   ---------
                                                    $58,150     $50,537
                                                   ---------   ---------
                                                   $257,668    $134,644
                                                   =========   =========
    *Condensed from Audited Financial Statements.

    See Notes to Consolidated Condensed Financial Statements.

                              AG SERVICES OF AMERICA, INC.

                  UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  Three and nine months ended November 30, 1999 and 1998
                      (Dollars in Thousands, Except Per Share Amounts)
                         Three Months Ended         Nine Months Ended
                             November 30,              November 30,
                            1999        1998          1999        1998
                         ----------- -----------  ----------- ----------
Net revenues:
  Farm inputs               $18,908     $10,466     $229,279   $170,938
  Financing income            7,763       5,981       20,355     16,435
                         ----------- -----------  ----------- ----------
   Net Revenues             $26,671     $16,447     $249,634   $187,373
                         ----------- -----------  ----------- ----------
Cost of revenues:
  Farm inputs               $16,942      $8,798     $215,305   $160,334
  Financing expense           4,067       2,969        9,849      7,845
  Provision for doubtful
       notes 			  452         261        4,562      3,333
                         ----------- -----------  ----------- ----------
   Net Cost of Revenues     $21,461     $12,028     $229,716   $171,512
                         ----------- -----------  ----------- ----------
   Income before operating
       expenses and
       income taxes          $5,210      $4,419      $19,918    $15,861

Operating expenses            2,624       2,262        8,046      6,382
                         ----------- -----------  ----------- ----------
   Income before income
       taxes                 $2,586      $2,157      $11,872     $9,479

Federal and state income
       taxes                    970         751        4,452      3,367
                         ----------- -----------  ----------- ----------
    Net income               $1,616      $1,406       $7,420     $6,112
                         =========== ===========  =========== ==========
Earnings per share:
    Basic                     $0.31       $0.27        $1.42      $1.18
                         =========== ===========  =========== ==========
    Diluted                   $0.30       $0.26        $1.36      $1.13
                         =========== ===========  =========== ==========
Weighted average shares
    outstanding:
    Basic                     5,236       5,209        5,230      5,201
                         =========== ===========  =========== ==========
    Diluted                   5,445       5,424        5,448      5,433
                         =========== ===========  =========== ==========

See Notes to Consolidated Condensed Financial Statements.

                        AG SERVICES OF AMERICA, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Nine Months Ended November 30, 1999 and 1998
                          (Dollars in Thousands)
                                                   1999        1998
                                                ----------- -----------
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                     $7,420      $6,112
      Adjustments to reconcile net income to net
        Cash (used in) operating activities:
        Depreciation                                    317         286
        Amortization                                    132          71
        Change in assets and liabilities            (87,561)    (71,674)
                                                 ----------- -----------
          Net cash (used in) operating activities  ($79,692)   ($65,205)
                                                 ----------- -----------

    CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of equipment                  $133         $14
      Purchase of equipment                            (710)       (450)
      (Increase)in foreclosed assets held for
        sale                                         (3,495)       (144)
                                                 ----------- -----------
          Net cash (used in) investing activities   ($4,072)      ($580)
                                                 ----------- -----------

    CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                     $214,422    $187,535
      Principal payments on borrowings             (100,233)   (110,510)
      (Increase) in loan origination fees              (508)       -
      (Decrease) in excess of outstanding checks
        over bank balances                           (9,986)       -
      Proceeds from issuance of capital stock,
        net                                             193         267
                                                  ---------- -----------
        Net cash provided by financing activities  $103,888     $77,292
                                                  ---------- -----------
                   Increase in cash                 $20,124     $11,507

    CASH
      Beginning                                          67         174
                                                 ----------- -----------
      Ending                                        $20,191     $11,681
                                                 =========== ===========

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for:
          Interest                                   $8,755      $7,034
          Income taxes                               $5,420      $2,502

    See Notes to Consolidated Condensed Financial Statements.

                               AG SERVICES OF AMERICA, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              Nine Months Ended November 30, 1999
                                    (Dollars in Thousands)
                           Capital Stock
                       -----------------------
                         Shares                  Retained
                         Issued      Amount      Earnings      Total
                       ----------- -----------  ----------- ----------
Balance,
February 28, 1999       5,212,604     $22,595      $27,942     $50,537
 Net income                   - -         - -        7,420       7,420
 Issuance of 24,750
  shares of capital
  stock upon the
  exercise of options      24,750         177          - -         177
 Issuance of 1,100
  shares of capital
  stock under employee
  stock purchase plan       1,110          16          - -          16
                       ----------- -----------  ----------- -----------
Balance,
November 30, 1999       5,238,464     $22,788      $35,362     $58,150
                       =========== ===========  =========== ===========

    See Notes to Consolidated Condensed Financial Statements.

AG SERVICES OF AMERICA, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three and nine month periods ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000.

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

Commitments:

In the normal course of business, the company makes various commitments that are not reflected in the accompanying consolidated condensed financial statements. These include various commitments to extend credit to customers. At November 30, 1999 and February 28, 1999 the Company had approximately $10,773 and $84,000, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

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

Note 3.  Pledged Assets and Related Debt

The Company entered into a five-year asset backed securitized financing program through fiscal 2004, with a maximum available borrowing amount of $275 million. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"),a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $205 million of the facility which incurs interest at variable rates in the commercial paper market and the remaining $70 million is a three-year term note with interest at a vaiable cost of LIBOR plus 25 basis points. The agreement contains various restrictive covenants including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At November 30, 1999, the Company had a maximum amount available under the asset backed securitized financing program of approximately $31 thousand based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, the Company maintains an $8.5 million revolving bank line of credit through fiscal 2000. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. At November 30, 1999, the Company had a maximum amount available under the agreement of approximately $3.0 million based on borrowing base computations as provided by the agreement.

During 1998, the Company negotiated an additional bank line of credit with a maximum available borrowing amount of $12 million. The line of credit is accessible to cover funding requirements for its intermediate loan program. The agreement has a two-year term ending February 29, 2000. At November 30, 1999, the Company had approximately $2.3 million available under the line of credit based on the borrowing base computation as provided by the agreement.

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

AG SERVICES OF AMERICA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three and nine months ended November 30, 1999 and 1998. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                                   Percentage            Percentage
                                of Net Revenues       of Net Revenues
                             --------------------- ---------------------
                               Three Months Ended     Nine Months Ended
                                  November 30,  	    November 30,
                             --------------------- ---------------------
                               1999        1998        1999       1998
                             ---------- ---------- ---------- ----------
Net Revenues
   Farm inputs	             70.9%       63.6%       91.8%      91.2%
   Financing income            29.1%    	 36.4%        8.2%       8.8%
                              ------      ------      ------     ------
		                  100.0%    	100.0%      100.0%     100.0%
                              ------      ------      ------     ------
Cost of Revenues:
   Farm inputs                 63.5%       53.5%       86.3%      85.5%
   Financing expense           15.3%	 18.1%	  3.9% 	 4.2%
   Provision for doubtful
     notes                      1.7%        1.6%        1.8%       1.8%
                              ------      ------      ------     ------
                               80.5%    	 73.2%       92.0%      91.5%
                              ------      ------      ------     ------
Income before operating
   expenses and income taxes   19.5%       26.8%        8.0%       8.5%

Operating expenses              9.8%       13.8%        3.2%       3.4%
                              ------      ------     	------     ------
Income before income taxes      9.7%       13.0%        4.8%       5.1%

Federal and state income taxes  3.6%        4.0%        1.8%       1.8%
                              ------      ------     	------     ------
Net Income                      6.1%	  8.4%        3.0%       3.3%
                              ======      ======      ======     ======

Net Revenues:

Net revenues increased $10.2 million or 62.2% during the three months ended November 30, 1999, compared with the three months ended November 30, 1998. Net revenues increased $62.3 million or 33.2% during the nine months ended November 30, 1999, compared with the nine months ended November 30, 1998. The Company reached this record level through greater market penetration with the increased name recognition gained by the Company's Agri-Flex(R) Credit program in its 30 state market area. Financing income as a percentage of net revenue decreased slightly to 29.1% and 8.2% for the three and nine months ended November 30, 1999, respectively, from 36.4% and 8.8% for the same periods of the previous year. This decline was primarily a result of a decrease in the prime lending rate by approximately 50 basis points, which is the base rate used by the Company to charge interest on a variable rate basis to its customers, as compared to a year ago and a decline in volume under the Company's servicing and marketing agreeement.


Cost of Revenues:

The total cost of revenues increased to 80.5% and 92.0% of net revenues for the three and nine months ended November 30, 1999 as compared to 73.2% and 91.5% for the three and nine months ended November 30, 1998. The gross margin on the sale of farm inputs decreased to 10.4% and 6.1% for the three and nine months ended November 30, 1999 compared to 15.9% and 6.2% for the three and nine months ended November 30, 1998. The decline in gross margin on the sale of farm inputs was a result of a change in farm input sales mix for the three months ended November 30, 1999. The change in sales mix for the third quarter of fiscal 2000 had only a minimal impact on the gross margin on farm inputs for the nine months ended November 30, 1999. Concerning the gross margin on financing income alone, the percentages decreased to 47.6% and 51.6% for the three and nine months ended November 30, 1999 from 50.4% and 52.3% for the three and nine months ending November 30, 1998. The decrease in gross margin percentage from last year was the result of the Company's ability to finance a greater percentage of the Company's revenues with the $275 million securitization program. The provision for doubtful notes increased slightly to 1.7% and 1.8% of net revenues for the three and nine months ended November 30, 1999 compared to 1.6% and 1.8% for the three and nine months ended November 30, 1998. The increase in provision for doubtful notes for the three months ended November 30, 1999 when compared to the same period last year, was a result of the Company reserving an additional $100 by increasing its accrual for doubtful accounts in line with market conditions earlier in the year.

Operating Expenses:

Operating expenses decreased to 9.8% and 3.2% of net revenues for the three and nine months ended November 30, 1999 from 13.8% and 3.4% for the three and nine months ended November 30, 1998. The decrease in operating expenses as a percentage of net revenues is a result of gains in operating efficiencies. The increase in operating expenses is attributed primarily to the Company's growth. Payroll and payroll related expenses increased to $1,644 and $5,054 for the three and nine months ended November 30, 1999 from $1,344 and $3,957 for the three and nine months ended November 30, 1998.

Net Income:

Net income increased 14.8% to $1,615 for the three months ended November 30, 1999 from $1,407 for the three months ended November 30, 1998 and 21.4% to $7,420 for the nine months ended November 30, 1999 from $6,112 for the nine months ended November 30, 1998. The increase in net income is attributable to the increase in net revenues and the decline in operating expenses as a percentage of net revenues. The percentage increase in net income was less than the increase in revenue due to the larger percentage increase in farm input revenue over the percentage increase in financing income as discussed above. Also contributing to the decline was the increase in federal tax expense being at the maximum level due to greater earnings.

Inflation:

The Company does not believe the Company's net revenues and income from continuing operations were significantly impacted by inflation or changing prices in fiscal 1999 or the first nine months of fiscal 2000.

Seasonality:

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for fiscal 1999 and the first three quarters of fiscal 2000. This information is derived from unaudited financial statements, which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                  Fiscal 2000 Quarter Ended
                     --------------------------------------------------
                      May 31     August 31     November 30  February 29
                     ---------  -----------  -------------- -----------
                                    (Dollars in thousands)
      Net revenues   $133,783	    $89,180        $26,671

      Net income       $3,077	     $2,727         $1,616

                                   Fiscal 1999 Quarter Ended
                     --------------------------------------------------
			    May 31    August 31	    November 30   February 28
                     --------  -----------  -------------- ------------
                                    (Dollars in thousands)
      Net revenues   $101,529     $69,397        $16,447	 $37,920

      Net income	     $2,429      $2,276   	  $1,406	    $381


Except for the Dakotas, the Company's primary market area experienced a normal 1999 crop planting season. Wet weather conditions in the Dakotas have caused reduced sales of fertilizer and chemicals, as well as some shifting from corn to soybean production.

Liquidity and Capital Resources:

At November, 1999 the Company had working capital of $47,802 an increase of $12,085 over a year ago and an increase of $8,412 since February 28, 1999.
The components of this net increase, since February 28, 1999, were (i) $8,929 resulting from operating activities, consisting of approximately, $7,420 in net income, $317 in depreciation, $132 in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately $710 related to the acquisition of equipment and furniture, and
(iii) net proceeds of $193 from the issuance of common stock upon exercise of options and sales of stock through the employee stock purchase plan.

The Company entered into a five-year asset backed securitized financing program through fiscal 2004, with a maximum available borrowing amount of $275 million. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $205 million of the facility which incurs interest at variable rates in the commercial paper market and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At November 30, 1999 the Company had a maximum amount available under the asset backed securitized financing program of approximately $31 thousand, based on borrowing base computations as provided by the agreement.


In conjunction with the securitized financing program, the Company will maintain an $8.5 million bank line of credit in fiscal 2000. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. All borrowing are collateralized by substantially all assets of the Company. The agreement also requires that total outstanding borrowings be repaid in full for 10 consecutive days during the Company's second fiscal quarter. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. At November 30, 1999, the Company had a maximum amount available under the agreement of approximately $3.0 million based on borrowing base computations as provided by the agreement.

During 1998, the Company negotiated an additional bank line of credit with a maximum available borrowing amount of $12 million. The line of credit is accessible to cover the Company's funding requirements for its intermediate loan program. All borrowings are collateralized by substantially all assets of the Company. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At November 30, 1999 approximately $2.3 million was available based on the borrowing base computation as provided by the agreement.

Management believes that the financial resources available to it, including its bank line of credit, trade credit, its equity and internally generated funds, will be sufficient to finance the Company and its operations in the foreseable future. The Company currently has no significant capital commitments.

Year 2000:

As of this report date, all of the Company's information systems appear to be operational subsequent to the millenium change. There were no internal system disruptions caused by the changeover from year 1999 to year 2000 and to date have noticed no third party system failures. The Company will continue to monitor the situation for any internal or third party system disruptions, but expects none at this time. Costs incurred by the Company to prepare internal systems for the Year 2000 were funded with cash from operations totaling approximately $30 thousand dollars. These costs exclude the costs associated with information specialists already on staff.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

Information contained in this report, other than historical information, should be considered forward looking which reflect Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions within the agriculture industry; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; changes in weather conditions; changes in agricultural regulations; technological problems; the amount and availability under its asset backed securitization program; unknown risks; and other risks detailed in the Company's Securities and Exchange Commission filings.

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

                                   AG SERVICES OF AMERICA, INC.
                                         (Registrant)


                                   /s/ Brad D. Schlotfeldt
                                   Brad D. Schlotfeldt
                                   Vice President of Finance & Treasurer
                                   (Principal Financial and Accounting Officer)


Date: January 14, 2000

                    AG SERVICES OF AMERICA, INC.

                             EXHIBIT 11
            STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                             Three Months Ended     Nine Months Ended
                                November 30,            November 30,
                          ----------------------  ----------------------
                             1999        1998        1998        1998
                          ----------  ----------  ----------  ----------
Computation of weighted
  average number of basic
  shares:
Basic:
 Common shares outstanding
  at beginning of the
  period                   5,233,864   5,209,304   5,212,604   5,177,154
 Weighted average number
  of shares issued during
  the period                   2,633         146      17,653      24,315
                          ----------  ----------  ----------  ----------
Weighted average shares
   outstanding, (basic)    5,236,497   5,209,450   5,230,257   5,201,469
                          ==========  ==========  ==========  ==========

Net income                $1,615,345  $1,406,911  $7,419,688  $6,112,434
                          ==========  ==========  ==========  ==========

Basic earnings per share       $0.31       $0.27       $1.42       $1.18
                          ==========  ==========  ==========  ==========

Diluted:
 Common shares outstanding
  at beginning of the
  period                   5,233,864   5,209,304   5,212,604   5,177,154
 Weighted average number
  of shares issued during
  the period			 2,633         146      17,653      24,315
 Weighted average of
  potential dilutive shares
  computed using the
  treasury stock method
  using the average market
  price during the period:
          Options (1)        208,274     214,436     217,641     231,658
                          ----------- ----------- ----------- ----------

Weighted average shares
   outstanding, (diluted)  5,444,771   5,423,886   5,447,898   5,433,127
                          =========== =========== =========== ==========

Net income                $1,615,345  $1,406,911  $7,419,688  $6,112,434
                          =========== =========== =========== ==========

Diluted earnings per share     $0.30       $0.26       $1.36       $1.13
                          =========== =========== =========== ==========

(1) Some of the stock options have not been included because they are antidilutive.

                                -13-