Form 10-K
period 2000-02-29
AG SERVICES OF AMERICA INC
filed 2000-05-30
CIK 875354

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
             Washington, DC 20549

                   FORM 10-K

(Mark One)
[X]Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended    February 29, 2000

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

  The aggregate market value of voting stock held by non-affiliates of the registrant as of May 23, 2000, was approximately $75,081,000 (based on the last reported sale price of $18.31 per share on May 23, 2000, on the New York Stock Exchange).

  As of May 23, 2000, 5,266,364 shares of the registrant's common stock, no par value, were issued and outstanding. At that date, there were 138 stockholders of record and approximately 3,100 stockholders for whom securities firms acted as nominees.

             DOCUMENTS INCORPORATED BY REFERENCE

Herein the following documents are incorporated by reference:

  Selected portions of the Registrant's Annual Report to Stockholders for the year ended February 29, 2000, are incorporated by reference into Part II.

  Selected portions of the Registrant's Definitive Proxy Statement for the annual shareholders' meeting to be held August 1, 2000, are incorporated by reference into Part III.

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

Products and Suppliers:

The Company buys seed, fertilizer, agricultural chemicals and other farm inputs from numerous manufacturers, distributors or dealers.
These suppliers generally deliver the farm inputs directly to the Company's customers. The Company negotiates the purchase price, discounts and trade credit annually with most of these suppliers. In fiscal 2000, the percentage of net revenues attributed to the sale of seed, fertilizer, agricultural chemicals, and other farm inputs including, among others, cash rents, fuel, and irrigation was 13.7%, 12.9%, 15.0% and 50.0%, respectively. The balance of the Company's net revenues from continuing operations in fiscal 2000 was attributed to financing income.

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

Insurance, Cash Rents, Fuel, Irrigation and Custom Application. The Company offers its customers multi-peril crop insurance as an agent, although customers may also purchase multi-peril crop insurance from other insurance agents. Through thirty of its employees, the Company is currently licensed as an insurance agent in 30 states. When customers purchase the insurance through the Company's agent, the Company receives a standard industry commission based on the premium amount.

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

FSA "Production Flexibility Contract" Payments. The United States Department of Agriculture, through its Farm Service Agency ("FSA"), guarantees participating farmers fixed payments on "contract acreage base" for various crops over the next three years under Federal Agriculture and Improvement Act ("1995 Farm Bill"). Corn, wheat and certain other crops are currently eligible under the FSA farm program. If a customer of the Company participates in the FSA farm program, the Company supplements its security by obtaining an assignment of the customer's FSA "Production Flexibility Contract" payments. While various forms of federal support programs have been in existence since 1933, federal farm policies and funding, including support payments under the 1995 Farm Bill, are subject to periodic change, and there can be no assurance that the FSA or any other federal agency will continue to provide support programs on an ongoing basis.

Farm Input Pricing and Finance Charges:

The Company structures its pricing of farm inputs so that the net prices paid by its customers who take advantage of the Company's payment discounts are generally competitive with farm inputs purchased from another distributor or supplier. The Company obtains volume discounts for certain farm inputs and may pass all or a portion of those discounts to its customers. The Company charges its customers for farm inputs when provided. Finance charges on credit extended to a customer commence immediately for cash rents provided by the Company and on the date shipped for other farm input products sold by the Company to a customer. The Company establishes and fixes its interest rates each year based on the Company's estimate of anticipated interest costs over the year. For fiscal 2001, the Company's customers will be charged interest at a variable rate note at prime to 4.5% above prime based on the credit worthiness of the customer. As of May 22, 2000, the current prime rate is 9.50% per annum as published in the Midwest Edition of The Wall Street Journal.

Spring customer accounts, including all interest, are due by January 15th for North accounts and January 31st for South accounts. The Company currently assesses a 3.0% program fee based on the customer's established credit limit and the customer can earn back all or part of the program fee based on the following repayment dates for North Spring accounts: 3.0% for customer accounts paid off by December 1, 2.0% for customer accounts paid off by December 21 and 1.0% for customer accounts paid off by January 15th. South Spring accounts, 3.0% for customer accounts paid off by December 18, 2.0% for customer accounts paid off by January 8 and 1.0% for customer accounts paid off by January 31st. Fall customer accounts, including interest, are due by September 15th. Fall customers can also earn back the program fee based on the following repayment dates: 3.0% for customer accounts paid off by July 31, 2.0% for customer accounts paid off by August 20 and 1.0% for customer accounts paid off by September 15th.

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

The Company's principal asset is its notes receivable from customers who finance their purchase of farm inputs from the Company throughout the crop growing cycle. At February 29, 2000 and February 28,1999: the total number of customer accounts was 1,533 and 1,358, respectively; the total outstanding customer notes receivable were $160,606,658 and $129,304,958, respectively. For the years ended February 29, 2000 and February 28, 1999, there were no individual customers whose accounts were 5% or more of the Company's total customer notes receivable at year end.

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

Some customers may wish to store their crops for later sale, or for other reasons may not pay their accounts in full when due. The Company monitors and documents its collateral and collection position on all accounts on an ongoing basis. The Company will informally extend the payment of a customer's note receivable to accommodate a customer's crop marketing requirements if the Company determines that there continues to be sufficient collateral. Therefore, a customer's note receivable that is past due may not be past due because of a customer's inability to pay or collateral impairment. The amount of customer notes receivable that were past due (including notes extended by the Company) at February 29, 2000 and February 28, 1999 was $84,044,999 and $69,796,119, respectively. The amount of past due customer notes receivable decreased from 31.0% of net revenues from continuing operations in fiscal 1999 to 28.5% of net revenues from continuing operations in fiscal 2000, primarily as a result of the decline in outstanding customer notes receivable extended by the Company originated under a servicing and marketing agreement with a major national agricultural supplier. The net revenues associated with this agreement are primarily financing income as the Company serves as the underwriter in providing financing for purchases and cash advances of customers under the agreement. The increased dollar amount of past due customer notes receivable has not had a material adverse affect on the Company's earnings, and management does not believe that this increase will have a material adverse affect on earnings or the Company's ability to supply and finance farm inputs in the future.

The Company also continually evaluates and classifies each customer account based on collateral and expected timing of collection in determining its allowance for doubtful notes. At February 29, 2000 and February 28, 1999, the Company's allowance for doubtful notes were $4,550,000 and $3,695,000, respectively.

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

In fiscal 2000 and 1999, the Company incurred approximately $391,000 and $265,300, respectively, in advertising expenses. The Company plans to spend approximately $570,000 on advertising in fiscal 2001.

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

In March of 1997, the Company negotiated an asset backed securitized financing program with a maximum available amount of $135 million, which was increased to $205 million in March of 1998. In June of 1999, the Company amended the asset backed securitized financing program which extended the agreement through fiscal 2004 and increased the borrowing amount under the facility to $275 million. Subsequent to fiscal 2000 year end, the Company received a commitment to increase the maximum available borrowing amount under the facility to $325 million. The Company also maintains two lines of credit with a maximum borrowing capacity of $20.5 million, which combined with the securitized financing program should provide the Company adequate financing for fiscal 2001. If the Company were not able to maintain a sufficient line of credit or other credit facility, the Company would not be able to finance sufficient sales of farm inputs, which would have a material adverse affect on the Company's business and its growth. Management believes that the financial resources available to it will be sufficient to finance the Company's business.

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

Backlog Orders:

Although the Company had approximately $91,182,000 in commitments to supply farm inputs, there was no material sales backlog as of February 29, 2000.

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

The sale of certain farm inputs, including agricultural chemicals and pesticides is subject to certain federal and state environmental rules and regulations. The Company holds licenses necessary for the sale of these products. The Company also serves as an agent for the sale of multi-peril crop insurance and has thirty employees with the required insurance agent's license.

Employees:

As of February 29, 2000, the company had 164 full time employees, including eight executive positions, twenty-seven in product specialization and distribution, forty-one in credit review and approval, four in multi-peril crop insurance sales, eighteen in accounting and administration, eight in information systems, one in customer service, nineteen in legal and collection, and thirty-eight in sales and marketing. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

The Company's principal offices, aggregating approximately 30,000 square feet, are located in Cedar Falls, Iowa under a lease, which expires in 2003. The current annual rent is approximately $244,000 plus utilities, insurance premiums and interior maintenance expenses.

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


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Market Information

The Company's common stock is traded on the New York Stock Exchange ("NYSE"), under the symbol ASV. The market quotations provided by the NYSE appearing on page four of the Annual Report to Shareholders for the year ended February 29, 2000 are incorporated herein by reference. These quotations reflect prices without retail markup, markdown or commissions and may not represent actual transactions.

Stockholders

As of February 29, 2000, the Company had 138 stockholders of record and approximately 3,100 stockholders for whom securities firms acted as nominees.

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

ITEM 6.  SELECTED FINANCIAL DATA

The "Selected Financial Data" for the Company appearing on pages 12 and 13 of the Annual Report to Stockholders for the year ended February 29, 2000 is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 15 through 20 of the Annual Report to Stockholders for the year ended February 29, 2000 is herein incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At February 29, 2000 the Company had $93.4 million outstanding in notes payable at an average variable interest rate of 6.74%. A 10% increase in the average variable interest rate would increase interest expense by approximately 67 basis points. Assuming similar average outstanding borrowings as fiscal 2000 of $167.5 million, this would increase the Company's interest expense by approximately $1,122,000.

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


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

The name, age and office(s) held by each of the Registrant's executive officers are shown below. Each of the executive officers listed below serves at the pleasure of the Board of Directors, except Messrs, Jungling, Miller and Schipper who have entered into employment agreements with the Registrant effective through June 2000.

Name                        Age   Position With the Company

Gaylen D. Miller (1)         51   President and Chief Executive Officer
Henry C. Jungling, Jr. (1)   53   Chairman of the Board
Kevin D. Schipper (1)        40   Chief Operating Officer
Todd J. Ryan (1)             37   Vice President Sales and Marketing
Brad D. Schlotfeldt (1)      36   Vice President Finance and Treasurer
Eunice M. Schipper (1)       58   Vice President Credit
Neil H. Stadlman (1)         54   Vice President Credit Administration
Terry L. Gibson (2)          38   General Counsel

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

The balance of the information regarding directors and executive officers of the Company is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held August 1, 2000, on pages 5 and 6, under the heading "Election of Directors," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held August 1, 2000, on page 3, under the heading "Election of Directors," on page 5, under the heading "Election of Directors - Compensation Committee Interlocks and Insider Participation," and on pages 6 to 16, under the heading "Executive Compensation and Other Related Information," and is incorporated herein by reference.
However, the "Board Report on Executive Compensation" and the "Performance Graph," on pages 10 to 11 and page 15, respectively, are specifically not incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held August 1, 2000, on page 8, under the heading "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held August 1, 2000, on pages 5 and 6, under the heading "Election of Directors," and is incorporated herein by reference.


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

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following index is submitted in response to Item 14:

                                                Page Reference
                                                      Annual Report
                                            10-K     to Stockholders
FINANCIAL STATEMENTS
Report of Independent Public Accountants                    21
Consolidated balance sheets, February 29,
2000 and February 28, 1999                                  22
Consolidated statements of income, years
ended February 29, 2000, February 28, 1999
and 1998                                                    23
Consolidated statements of stockholders'
equity, years ended February 29, 2000,
February 28, 1999 and 1998                                  24
Consolidated statements of cash flows, years
ended February 29, 2000, February 28, 1999
and 1998                                                    25
Notes to consolidated financial statements                  26 - 46

FINANCIAL STATEMENT SCHEDULES
Report of Independent Public Accountants     15
Schedule II - Valuation and Qualifying
  Accounts                                   16

EXHIBITS
See Index of Exhibits on pages 18, 19 and 20.

The Financial Statements listed in the above index are included in the Company's Annual Report to Stockholders for the year ended February 29, 2000, are herein incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Items 5, 6, 7, 10, 11, 12 and 13, the Annual Report to Stockholders for the year ended February 29, 2000 is not deemed filed as a part of this report.

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

                                         /s/ McGladrey & Pullen, LLP
                                         McGladrey & Pullen, LLP



Des Moines, Iowa
April 13, 2000

                                        AG SERVICES OF AMERICA, INC.

                                                SCHEDULE II
                                      VALUATION AND QUALIFYING ACCOUNTS

Column A                            Column B                Column C               Column D        Column E
--------------------------------- ------------- ------------------------------  --------------- --------------
Description                                                Additions
                                                                     (2)
                                                     (1)          Charged to
                                   Balance at     Charged to        Other                         Balance at
                                   Beginning      Costs and       Accounts -      Deductions -      End of
Description                        of Perod        Expenses        Describe        Describe         Period
--------------------------------- ------------- -------------- ---------------  --------------- --------------
Year ended February 29, 2000:
 Reserves and allowances deducted
   from asset accounts:
   Allowance for doubtful notes     $3,695,000    $5,431,651                    $4,576,651 (1)   $4,550,000

Reserve for discounts               $2,500,000                  $5,798,274 (2)  $5,598,274 (3)   $2,700,000

Year ended February 28, 1999:
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful notes    $2,800,000    $4,035,259                    $3,140,259 (1)   $3,695,000

Reserve for discounts               $1,200,000                  $4,983,674 (2)  $3,683,674 (3)   $2,500,000

Year ended February 28, 1998:
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful notes    $2,237,000    $2,962,647                    $2,399,647 (1)   $2,800,000

Reserve for discounts                 $528,000                  $3,725,973 (2)  $3,053,973 (3)   $1,200,000

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

(Registrant)            AG SERVICES OF AMERICA, INC.


By(Signature and Title) \s\ Gaylen D. Miller
                              Gaylen D. Miller
                              President and Chief Executive Officer
                              (Principal Executive Officer)

                         \s\ Brad D. Schlotfeldt
                              Brad D. Schlotfeldt
                              Vice President Finance and Treasurer
                              (Principal Financial & Accounting
                              Officer)
Date    May 26, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              By:/s/ Henry C. Jungling, Jr.
                              Henry C. Jungling, Jr.
                              Chairman and Director
                              Date:  May 26, 2000

                              By:/s/ Gaylen D. Miller
                              Gaylen D. Miller
                              President and Chief Executive Officer
                              and Director
                              Date:  May 26, 2000

                              By:/s/ Kevin D. Schipper
                              Kevin D. Schipper
                              Chief Operating Officer and Director
                              Date:  May 26, 2000

                              By:/s/ James D. Gerson
                              James D. Gerson
                              Director
                              Date:  May 26, 2000

                              By:/s/ Michael Lischin
                              Michael Lischin
                              Director
                              Date:  May 26, 2000

                              By:/s/ Ervin J. Mellema
                              Ervin J. Mellema
                              Director
                              Date:  May 26, 2000

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

10.22          Amendment No. 2 to Third Amended and Restated Loan
               Agreement (9)

10.23          Amendment No. 3 to Third Amended and Restated Loan
               Agreement (9)

10.24          Amendment No. 1 to Credit Agreement (9)

10.25          Master Trust Indenture and Security Agreement (10)

11.1           Statement re computation of per share earnings (11)

13.1 Form of Annual Report to Stockholders for the year ended February 29, 2000 (11)

21.1           Subsidiaries of the Registrant (11)

27.1           Financial Data Schedule (11)

99.1           Fourth quarter and year end results press release (11)

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

(9) - Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Form 10-K for the year ended February 28, 1998.

(10) - Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Form 10-K for the year ended February 28, 1999.

(11) - Filed herewith