Form 10-Q
period 2000-05-31
AG SERVICES OF AMERICA INC
filed 2000-07-18
CIK 875354

THIS DOCUMENT IS A COPY OF THE FORM 10Q FILED ON JULY 18, 2000
PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


	UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549

	FORM 10-Q

	(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended      May 31, 2000

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

5,266,364 common shares were outstanding as of May 31, 2000.

                     	AG SERVICES OF AMERICA, INC.

                               	INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, May 31, 2000
	      (unaudited) and February 29, 2000                                    1
    Unaudited consolidated condensed statements of income,
	      three months ended May 31, 2000 and 1999		                           2
    Unaudited consolidated condensed statements of cash
     	 flows, three months ended May 31, 2000 and 1999	                     3
    Consolidated statement of stockholders' equity,
     	 three months ended May 31, 2000   			  	                             4
    Notes to consolidated condensed financial statements
 	 	 	 (unaudited)	                                                        5-7

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations                          8-12


PART II.  OTHER INFORMATION


  Item 6.  Exhibits and reports on form 8-K:                          		    13
    (a)  Exhibits
	    (11)  Statement re computation of earnings
                per common share                            						          14



                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                    AG SERVICES OF AMERICA, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in thousands)


                                                 May 31,   February 29
   ASSETS                                         20000        2000*
                                               (Unaudited)
                                               ----------- -----------
CURRENT ASSETS
   Cash                                              $142         $45
   Customer notes receivable, less allowance
      for doubtful notes and reserve for
      discounts May 31, 2000 $9,840;
      February 29, 2000 $5,700                    255,154     130,882
   Inventory and other assets                       3,898       4,863
   Foreclosed assets held for sale                  1,755       1,075
   Prepaid income taxes                                 -         922
   Deferred income taxes, net                       1,920       1,920
                                               ----------  ----------
                   Total current assets          $262,869    $139,707
                                               ----------  ----------

LONG-TERM RECEIVABLES AND OTHER ASSETS
   Customer notes receivable, less allowance
      for doubtful notes May 31, 2000 $2,460;
      February 29, 2000 $1,550;                   $26,984     $22,475
   Loan origination fees, less accumulated
      amortization May 31, 2000 $535;
      February 29, 2000 $454;                         567         647
   Deferred income taxes, net                         292         292
                                               ----------  ----------
                                                  $27,843     $23,414
                                               ----------  ----------
EQUIPMENT, less accumulated depreciation
   May 31, 2000 $1,638; February 29, 2000
   $1,546;                                         $1,239      $1,207
                                               ----------  ----------
                                                 $291,951    $164,328
                                               ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, including current maturities   $185,096     $82,066
   Outstanding checks in excess of
      bank balances                                11,106       9,834
   Accounts payable                                12,967       1,091
   Accrued expenses                                 1,766       1,577
   Income taxes payable                               788           -
                                               ----------  ----------
                   Total current liabilities     $211,723     $94,568
                                               ----------  ----------

LONG-TERM LIABILITIES
   Notes payable, less current maturities         $18,464     $11,324
                                               ----------  ----------
STOCKHOLDERS' EQUITY
   Capital stock                                  $23,087     $22,884
   Retained earnings                               38,677      35,552
                                               ----------  ----------
                                                  $61,764     $58,436
                                               ----------  ----------
                                                 $291,951    $164,328
                                               ==========  ==========
*Condensed from Audited Financial Statements.

See notes to Consolidated Condensed Financial Statements.

                     AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               Three Months Ended May 31, 2000 and 1999
           (Dollars in Thousands, Except Per Share Amounts)

                                                2000        1999
                                             ----------  ----------
Net revenues:
   Farm inputs                                 $149,750    $128,085
   Financing income                               6,052       4,792
                                             ----------  ----------
                                               $155,802    $132,877
                                             ----------  ----------
Cost of revenues:
   Farm inputs                                 $142,123    $120,987
   Financing expense                              2,838       1,923
   Provision for doubtful notes                   2,761       2,485
                                             ----------  ----------
                                               $147,722    $125,395
                                             ----------  ----------
      Income from continuing operations
         before operating expenses and
         income taxes                            $8,080      $7,482

Operating expenses                                3,110       2,541
                                             ----------  ----------
      Income from continuing operations
        before income taxes                      $4,970      $4,941

Federal and state income taxes                    1,845       1,838
                                             ----------  ----------
      Income from continuing operations          $3,125      $3,103

Discontinued operations                               -         (26)
                                             ----------  ----------
      Net income                                 $3,125      $3,077
                                             ==========  ==========

Earnings per share: Basic
   Income from continuing operations              $0.59       $0.59
   Discontinued operations                            -           -
                                             ----------  ----------
   Net income                                     $0.59       $0.59
                                             ==========  ==========
Earnings per share: Diluted
   Income from continuing operations              $0.57       $0.57
   Discontinued operations                            -           -
                                             ----------  ----------
   Net income                                     $0.57       $0.57
                                             ==========  ==========
Weighted average shares
   Basic                                          5,256       5,221
                                             ==========  ==========
   Diluted                                        5,531       5,439
                                             ==========  ==========

See Notes to Consolidated Condensed Financial Statements.

                       AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months Ended May 31, 2000 and 1999
                          (Dollars in Thousands)

                                                    2000        1999
                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $3,125      $3,077
   Adjustments to reconcile net income to
      net cash (used in) operating activities:
      Depreciation                                       92         110
      Amortization                                       81          29
      (Increase) in customer notes receivable      (128,782)   (123,023)
      Changes in assets and liabilities              14,740      19,123
                                                 ----------  ----------
      Net cash (used in) operating activities     ($110,744)  ($100,684)
                                                 ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                              ($124)      ($253)
   (Increase)decrease in foreclosed assets
      held for sale                                    (680)     (2,736)
                                                 ----------  ----------
      Net cash (used in) investing activities         ($804)    ($2,989)
                                                 ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                     $128,479    $117,577
   Principal payments on notes payable              (18,309)     (9,759)
   Increase (decrease) in excess of outstanding
     checks over bank balance                         1,272      (4,173)
   Proceeds from issuance of capital stock,
      net                                               203         123
                                                 ----------  ----------
      Net cash provided by financing
         activities                                $111,645    $103,768
                                                 ----------  ----------

          Increase in cash and cash equivalants         $97         $95

CASH
   Beginning                                             45          67
                                                 ----------  ----------
   Ending                                              $142        $162
                                                 ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                       $2,217      $1,562
      Income taxes                                     $135        $718


See notes to Consolidated Condensed Financial Statements

                    AG SERVICES OF AMERICA, INC.

       UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Three Months Ended May 31, 2000
                       (Dollars in thousands)
                      Capital Stock
                      -----------------------
                        Shares                   Retained
                        Issued       Amount      Earnings      Total
                      ----------  -----------  -----------  -----------
Balance,
  February 29, 2000    5,249,039     $22,884       $35,552      $58,436
  Net income                  --          --         3,125        3,125
   Issuance of 16,825
      shares of capital
      stock upon the
      exercise of
      options             16,825         192            --          192
   Issuance of 500
      shares of capital
      stock under the
      employee stock
      purchase plan          500          11            --           11
                      ----------  -----------  -----------  -----------
Balance, May 31, 2000  5,266,364     $23,087       $38,677      $61,764
                      ==========  ===========  ===========  ===========

See Notes to Consolidated Condensed Financial Statements

                     	AG SERVICES OF AMERICA, INC.

         	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            	(UNAUDITED)

Note 1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
Annual Report for the year ended February 29, 2000. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three month period ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001.

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

Commitments:

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying consolidated condensed financial statements. These include various commitments to extend credit to customers. At May 31, 2000 and February 29, 2000 the Company had approximately $119,000 and $91,000, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

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

The Company entered into a five-year asset backed securitized financing program through fiscal 2004, with a maximum available borrowing amount of $325 million. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity on $255 million of the facility which incurs interest at variable rates in the commercial paper market and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points. The agreement contains various restrictive covenants including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At May 31, 2000, the Company had a maximum amount available under the asset backed securitized financing program of approximately $0.2 million based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, the Company currently maintains an $8.5 million revolving bank line of credit through July 2000.
The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. At May 31, 2000 the Company had a maximum amount available under the agreement of approximately $1.0 million based on the borrowing base computation as provided by the agreement.

During 1998, the Company negotiated an additional bank line of credit with a maximum available borrowing amount of $12 million. The line of credit is accessible to cover the Company's funding requirements for its intermediate loan program and extends its terms through July 2000. At May 31, 2000, the Company had approximately $0.9 million available under the line of credit based on the borrowing base computation as provided by the agreement.

Subsequent to end of the first quarter of fiscal 2001, the Company received a commitment for a $30 million term loan. The term loan will be due in equal annual installments beginning in July of 2002 through maturity in July 2005. In conjunction with this $30 million five-year term note, the Company will extend the terms and increase their $8.5 million revolving bank line of credit to $15 million dollars. Also, the Company's will use the proceeds from the $30 million term loan to pay off and terminate the $12 million line of credit.

Note 4.	Earnings Per Share

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

                     AG SERVICES OF AMERICA, INC.

           	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three months ended May 31, 2000 and 1999. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                                               	     Percentage
	                                                 of Net Revenues
                                                 ------------------
                         					                   Three Months Ended
			                                                     May 31,
                                                 ------------------
		                                                 2000      1999
                                                 --------  --------
Net Revenues:
 Farm inputs                                        96.1%     96.4%
 Financing Income	                           			     3.9%      3.6%
                                                 --------  --------
Total Net Revenues                                 100.0%    100.0%
                                                 --------  --------
Cost of Revenues:
 Farm inputs	                                       91.2%     91.1%
 Financing expense				                               1.8%      1.4%
 Provision for doubtful notes		                      1.8%      1.9%
                                                 --------  --------
Total Cost of Revenues       			                    94.8%     94.4%
                                                 --------  --------
Income from continuining operaions
   before operating expenses and
   income taxes                                      5.2%      5.6%

Operating expenses     	                             2.0%      1.9%
                                                 --------  --------
Income from continuing operations
   before income taxes         	                     3.2%      3.7%

Federal and state income taxes	                      1.2%      1.4%
                                                 --------  --------
Income from continuing operations                    2.0%      2.3%

Discontinued operations                              0.0%      0.0%
                                                 --------  --------

Net income                                           2.0%      2.3%
                                                 ========  ========

Net Revenues:

Net revenues increased $22.9 million or 17.3% during the three months ended May 31, 2000, compared with the three months ended May 31, 1999. The Company reached this record level through greater market penetration with the increased name recognition gained by the Company's Agri-Flex Credit(R) program in its 30 state market area. Financing income as a percentage of net income increased to 3.9% for the three months ended May 31, 2000 from 3.6% the previous year. This increase was primarily a result of an increase in the prime lending rate by 100 basis points, which is the base rate used by the Company to charge interest on a variable rate basis to its customers, as compared to a year ago.

Cost of Revenues:

The total cost of revenues increased to 94.8% of net revenues for the three months ended May 31, 2000 as compared to 94.4% for the period ended May 31, 1999. The gross margin on the sale of farm inputs decreased to 4.9% for the three months ended May 31, 2000 compared to 5.3% for the three months ended May 31, 1999. The decrease in gross margin on the sale of farm inputs was the result of sales mix shift into non-traditional crops such as sugar beets and potatoes, which results in a shift to lower margin inputs. Concerning the gross margin on financing income alone, the percentages decreased to 53.1% for the three months ended May 31, 2000 from 59.9% for the three months ended May 31, 1999. The decrease in gross margin percentage from last year is the result of continued increase in leverage and financing fees associated with changes in the commercial paper program over the same fiscal quarter on year ago. The provision for doubtful notes decreased slightly to 1.8% of net revenues for the three months ended May 31, 2000 as compared to 1.9% for May 31, 1999, as a result of improved portfolio performance of the Company.

Operating Expenses:

Operating expenses increased slightly to 2.0% from 1.9% of net revenues for the three months ended May 31, 2000 and 1999, respectively. The increase in operating expense is a result of infrastructure development of Powerfarm, the Company's e-commerce initiative. Operating expenses as a percentage of net revenues exclusive of Powerfarm declined to 1.8% of net revenues as a result of increased economies of scale. The increase in the dollar amount of operating expenses is attributed primarily to the Company's growth. Payroll and payroll related expenses increased to $2,047 for the three months ended May 31, 2000 from $1,845 for the three months ended May 31, 1999.

Discontinued Operations:

During fiscal 2000 the Company decided to discontinue the operations for the three retail service centers in Northwestern Illinois. The Company began leasing the three retail service centers in May of 1997 as a pilot program to increase its customer base in Northwestern Illinois, as well as create synergies to improve margins on the sale of fertilizer and agricultural chemicals. Due to changes in market conditions at the retail level, the Company was not successful in developing a profitable customer base in the area. In addition, management's long-term strategies for continued growth and profitability are focused on services, information and technology rather than bricks and mortar. Net operating (loss) from discontinued operations were none and ($26), for the periods ended May 31, 2000 and 1999, respectively.

Net Income:

Net income increased 1.6% to $3,125 for the three months ended May 31, 2000 from $3,077 for the three months ended May 31, 1999. The increase in net income is attributable to the increase in net revenues and the corresponding increase in gross profit. The percentage increase in net income was less than the increase in net revenue due to the expenses associated with infrastructure development of Powerfarm.com, the Company's e-commerce initiative, and lower farm input margins as discussed above.

Powerfarm:

Powerfarm.com has compiled the most comprehensive assortment of agriculture products, services and credit options available on the Internet today. Products currently available include seed, fertilizer and crop protection chemicals, along with headline ag news, market quotes and weather.
Growers can shop at their convenience day or night for products and sign up for additional services like crop insurance, grain marketing programs, crop scouting and soil sampling services. Within the Powerfarm Community, growers can post questions for the Company's agronomists and Certified Crop Advisors. The Company continues discussions with additional suppliers serving the $250 billion agriculture industry.

Powerfarm's impact on first quarter earnings resulted in a decline of approximately $0.04 per share on diluted basis. Powerfarm's results included revenues of approximately $400,000 and expenses related to infrastructure and web site development and the ongoing operations of Powerfarm of $354,000 resulting in a net loss of $221,000 for Powerfarm operations in the first quarter of fiscal 2001. The Company expects Powerfarm operations to operate at a loss during fiscal 2001.

Inflation:

The Company does not believe the Company's net revenues and income from continuing operations were significantly impacted by inflation or changing prices in fiscal 2000 or the first quarter of fiscal 2001.

Seasonality:

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for fiscal 2000 and the first quarter of fiscal 2001. This information is derived from unaudited consolidated financial statements which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.


               		               Fiscal 2001 Quarter Ended
                 	    May 31      August 31    November 30   February 28
                   -----------   -----------   -----------   -----------
               			                 (Dollars in thousands)
Net revenues	         $155,802

Net income       	      $3,125


                           		   Fiscal 2000 Quarter Ended
               			    May 31      August 31    November 30   February 29
                   -----------   -----------   -----------   -----------
			                                (Dollars in thousands)
Net revenues          $132,877       $88,703       $26,794       $46,210

Net income            		$3,077        $2,727        $1,615          $191


Liquidity and Capital Resources:

At May 31, 2000 the Company had working capital of $53,099 an increase of $7,038 over a year ago and an increase of $7,960 since February 29, 2000.

The components of this net increase, since February 29, 2000, were (i) $7,881 resulting from operating activities, consisting of approximately, $3,125 in net income, $92 in depreciation, $81 in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately $124 related to the acquisition of equipment and furniture, and
(iii) net proceeds of $203 from the issuance of common stock upon exercise of options and sales of stock through the employee stock purchase plan.

The Company entered into a five-year asset backed securitized financing program through fiscal 2004 with a maximum available borrowing amount of $325 million. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $255 million of the facility which incurs interest at variable rates in the commercial paper market and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations.

At May 31, 2000, the Company had a maximum amount available under the asset backed securitized financing program of approximately $0.2 million, based on borrowing base computations as provided by the agreement.

In conjunction with the securitized financing program, the Company currently maintains an $8.5 million bank line of credit through July 2000. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. All borrowings are collateralized by substantially all assets of the Company. The agreement also requires that the total outstanding borrowings be repaid in full for 10 consecutive days during the Company's second fiscal quarter. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. At May 31, 2000, the Company had a maximum amount available under the agreement of approximately $1.0 million based on the borrowing base computation as provided by the agreement.

During 1998, the Company negotiated an additional bank line of credit with a maximum available borrowing amount of $12 million. The line of credit is accessible to cover the Company's funding requirements for its intermediate loan program. All borrowings are collateralized by substantially all assets of the Company. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At May 31, 2000, approximately $0.9 million was available based on the borrowing base computation as provided by the agreement.

Subsequent to end of the first quarter of fiscal 2001, the Company received a commitment for a $30 million term loan. The term loan will be due in equal annual installments beginning in July of 2002 through maturity in July 2005.
In conjunction with this $30 million five-year term note, the Company will extend the terms and increase their $8.5 million revoloving bank line of credit to $15 million dollars. Also, the Company's will use the proceeds from the $30 million term loan to pay off and terminate the $12 million line of credit.

Management believes that the financial resources available to it, including its bank lines of credit, asset backed securitization program, five-year term note, trade credit, its equity and internally generated funds, will be sufficient to finance the Company and its operations in the foreseeable future. The Company currently has no significant capital commitments.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
 1995

Information contained in this report, other than historical information, should be considered forward looking which reflect Management's current views of future events and financial performance that invlove a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions within the agriculture industry; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; changes in weather conditions; changes in agricultural regulations; technological problems; the amount and availability under its asset backed securitization program; unkown risks; and other risks detailed in the Company's Securities and Exchange Commission filings.

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

Date: July 17, 2000

                         AG SERVICES OF AMERICA, INC.

                                 EXHIBIT 11
               STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE

                                             Three Months Ended
		                                                  May 31
                                            ----------------------
		                                              2000        1999
                                            ----------  ----------
Computation of weighted average number
   of basic shares:
Basic:
   Common shares outstanding at
    	beginning of the period		               5,249,039   5,212,604
   Weighted average number of shares
     issued during the period            	       6,583       8,426
                                            ----------  ----------
Weighted average shares outstanding
    	(basic)		                               5,255,622   5,221,030
                                            ==========  ==========

Net income available to shareholders:
   Income from continuing operations        $3,125,303  $3,102,866
   Discontinued operations                           -     (26,312)
                                            ----------  ----------
Net income available to stockholders:       $3,125,303  $3,076,554
                                        		  ==========  ==========

Basic earnings per share:
   Income from continuing operations             $0.59       $0.59
   Discontinued operations                           -           -
                                            ----------  ----------
   Basic earnings per share                      $0.59       $0.59
                                            ==========  ==========
Diluted:
   Common shares outstanding at
     beginning of the period                 5,249,039   5,212,604
   Weighted average number of shares
     issued during the period                    6,583       8,426
   Weighted average of potential dilutive
     shares computed using the treasury
     stock method using average market
     price during the period:
        	Options (1)	                    	     275,205     218,045
                                            ----------  ----------
Weighted average shares outstanding
     (diluted)           	                   5,530,827   5,439,075
                                            ==========  ==========

Net income
   Income from continuing operations        $3,125,303  $3,102,866
   Discontinued operations                           -     (26,312)
                                            ----------  ----------
Net income available to stockholders        $3,125,303  $3,076,554
                                            ==========  ==========

Diluted earnings per share
  Income from continuing operations              $0.57       $0.57
  Discontinued operations                            -           -
                                            ----------  ----------
  Diluted earnings per share                     $0.57       $0.57
                                            ==========  ==========
(1) Some of the stock options have been excluded because they are antidilutive.