Form 10-Q
period 2000-08-31
AG SERVICES OF AMERICA INC
filed 2000-10-16
CIK 875354

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549

	FORM 10-Q

	(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended      August 31, 2000

	or

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

5,269,864 common shares were outstanding as of August 31, 2000.

                     	AG SERVICES OF AMERICA, INC.

                               	INDEX

                                                                 Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, August 31, 2000
       (unaudited) and February 29, 2000                           1
    Unaudited consolidated condensed statements of income,
       three months and six months ended August 31, 2000 and 1999	 2
    Unaudited consolidated condensed statements of cash
     	 flows, six months ended August 31, 2000 and 1999            3
    Unaudited consolidated statement of stockholders' equity,
     	 six months ended August 31, 2000 and 1999                   4
    Notes to consolidated condensed financial statements
       (unaudited)                                                5-7

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations                 8-12

  Item 3.  Quantitative and Qualitative Disclosures about
    Market Risk                                                    12

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders     13

  Item 6.  Exhibits and reports on form 8-K:                       14
    (a)  Exhibits
        (11)  Statement re computation of earnings                 15
	        	per common share



                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                    AG SERVICES OF AMERICA, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in Thousands)


                                                August 31, February 29
   ASSETS                                         2000        2000*
                                               (Unaudited)
                                               ----------- -----------
CURRENT ASSETS
   Cash                                               $108         $45
   Customer notes receivable, less allowance
      for doubtful notes and reserve for
      discounts August 31, 2000 $11,420;
      February 29, 2000 $5,700                     351,661     130,882
   Inventory and other assets                        1,643       4,863
   Foreclosed assets held for sale                   1,888       1,075
   Prepaid income taxes                                  -         922
   Deferred income taxes, net                        4,170       1,920
                                               ----------- -----------
                   Total current assets           $359,470    $139,707
                                               ----------- -----------

LONG-TERM RECEIVABLES AND OTHER ASSETS
   Customer notes receivable, less allowance
      for doubtful notes August 31, 2000
      $2,850; February 29, 2000 $1,550             $24,146     $22,475
   Loan origination fees, less accumulated
      amortization August 31, 2000 $624;
      February 29, 2000 $454;                          951         647
   Deferred income taxes, net                          915         292
                                               ----------- -----------
                                                   $26,012     $23,414
                                               ----------- -----------
EQUIPMENT, less accumulated depreciation
   August 31, 2000 $1,730; February 29, 2000
   $1,546;                                          $1,290      $1,207
                                               ----------- -----------
                                                  $386,772    $164,328
                                               =========== ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, including current maturities    $277,150     $82,066
   Outstanding checks in excess of
      bank balances                                  4,294       9,834
   Accounts payable                                 13,530       1,091
   Accrued expenses                                  3,250       1,577
   Income taxes payable                              3,421           -
                                               ----------- -----------
                   Total current liabilities      $301,645     $94,568
                                               ----------- -----------

LONG-TERM LIABILITIES
   Notes payable, less current maturities          $20,617     $11,324
                                               ----------- -----------
STOCKHOLDERS' EQUITY
   Capital stock                                   $23,100     $22,884
   Retained earnings                                41,410      35,552
                                               ----------- -----------
                                                   $64,510     $58,436
                                               ----------- -----------
                                                  $386,772    $164,328
                                               =========== ===========
*Condensed from Audited Financial Statements.

See notes to Consolidated Condensed Financial Statements.

                     AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       Three Months and Six Months Ended August 31, 2000 and 1999
           (Dollars in Thousands, Except Per Share Amounts)


					   Three Months Ended         Six Months Ended
                                     August 31,                August 31,
                                  2000        1999          2000        1999
                               ----------- -----------   ----------- -----------
Net revenues:
  Farm inputs                      $92,866     $80,925      $242,616    $209,010
  Financing income                  10,664       7,778        16,716      12,570
                               ----------- -----------   ----------- -----------
    Net revenues                  $103,530     $88,703      $259,332    $221,580
                               ----------- -----------   ----------- -----------
Cost of revenues:
  Farm inputs                      $88,731     $76,322      $230,854    $197,309
  Financing expense                  5,491       3,782         8,329       5,705
  Provision for doubtful notes       1,823       1,614         4,584       4,099
                               ----------- -----------   ----------- -----------
    Net cost of revenues           $96,045     $81,718      $243,767    $207,113
                               ----------- -----------   ----------- -----------
    Income from continuining
      operations before
      operating expenses
      and income taxes              $7,485      $6,985       $15,565     $14,467

Operating expenses                   3,082       2,561         6,192       5,102
                               ----------- -----------   ----------- -----------
    Income from continuing
      operations before
      income taxes                  $4,403      $4,424        $9,373      $9,365

Federal and state income taxes       1,670       1,673         3,515       3,511
                               ----------- -----------   ----------- -----------
    Income from continuing
      operations                    $2,733      $2,751        $5,858      $5,854

    Discontinued operations              -         (24)            -         (50)
                               ----------- -----------   ----------- -----------
    Net income                      $2,733      $2,727        $5,858      $5,804
                               =========== ===========   =========== ===========
Earnings per share: Basic
    Income from continuing
      operations                     $0.52       $0.53         $1.11       $1.12
    Discontinued operations              -      ($0.01)            -      ($0.01)
                               =========== ===========   =========== ===========
    Net Income                       $0.52       $0.52         $1.11       $1.11
                               =========== ===========   =========== ===========
Earnings per share: Diluted
    Income from continuing
      operations                     $0.50       $0.50         $1.06       $1.07
    Discontinued operations              -           -             -           -
                               ----------- -----------   ----------- -----------
    Net income                       $0.50       $0.50         $1.06       $1.07
                               =========== ===========   =========== ===========
Weighted average shares:
    Basic                            5,269       5,233         5,265       5,226
                               =========== ===========   =========== ===========
    Diluted                          5,476       5,461         5,521       5,449
                               =========== ===========   =========== ===========

See Notes to Consolidated Condensed Financial Statements.

                       AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Six Months Ended August 31, 2000 and 1999
                          (Dollars in Thousands)

                                                    2000        1999
                                                 ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $5,858      $5,804
   Adjustments to reconcile net income to
      net cash (used in) operating activities:
      Depreciation                                       183         197
      Amortization                                       169          82
      (Increase) in customer notes receivable       (222,450)   (194,638)
      Changes in assets and liabilities               18,802      16,728
                                                 ----------- -----------
      Net cash (used in) operating activities      ($197,438)  ($171,827)
                                                 ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                               ($392)      ($351)
   Proceeds from sale of equipment                       126          64
  (Increase)in foreclosed assets
        held for sale                                   (813)     (3,353)
                                                 ----------- -----------
      Net cash (used in) investing activities        ($1,079)    ($3,640)
                                                 ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                      $266,194    $212,407
   Principal payments on notes payable               (61,817)    (29,843)
   Increase (decrease) in excess of outstanding
      checks over bank balance                        (5,540)     (6,783)
   (Increase) in loan origination fees                  (473)       (508)
   Proceeds from issuance of capital stock, net          216         161
                                                 ----------- -----------
       Net cash provided by financing
          activities                                $198,580    $175,434
                                                 ----------- -----------

  Increase (decrease) in cash and cash
    equivalants                                          $63        ($33)

CASH
   Beginning                                              45          67
                                                 ----------- -----------
   Ending                                               $108         $34
                                                 =========== ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                       $6,310      $4,344
      Income taxes                                   $2,045      $3,837




See Notes to Consolidated Condensed Financial Statements

                    AG SERVICES OF AMERICA, INC.

       UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Six Months Ended August 31, 2000
                       (Dollars in thousands)
                           Capital Stock
                      -----------------------
                        Shares                  Retained
                        Issued       Amount     Earnings     Total
                      ----------- ----------- ----------- -----------
Balance,
  February 29, 2000     5,249,039     $22,884     $35,552     $58,436
   Net income                  --          --       5,858       5,858
   Issuance of 20,425
      shares of capital
      stock upon the
      exercise of
      options              20,425         205          --         205
   Issuance of 500
      shares of capital
      stock under the
      employee stock
      purchase plan           500          11          --          11
                      ----------- ----------- ----------- -----------
Balance,
  August 31, 2000       5,269,964     $23,100     $41,410     $64,510
                      =========== =========== =========== ===========

See Notes to Consolidated Condensed Financial Statements

                     	AG SERVICES OF AMERICA, INC.

         	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            	(UNAUDITED)

Note 1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 29, 2000. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three and six month periods ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001.

Principles of Consolidation:

The consolidated financial statements include the accounts of Ag
Services of America, Inc. (the Company) and its wholly owned subsidiaries, Ag Acceptance Corporation and Powerfarm, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

According to the terms related to the asset backed securitized financing program as described in Note 3 of the consolidated condensed financial statements, the Company formed Ag Acceptance Corporation, a wholly owned, special purpose corporation.

In conjunction with the Company's e-commerce initiative the Company created Powerfarm, Inc. a wholly owned subsidiary which operates and manages the Company's e-commerce website Powerfarm.com.

Unless otherwise noted, all amounts presented are in thousands except per share amounts.

Note 2.	Commitments and Contingencies

Commitments:

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying consolidated condensed financial statements. These include various commitments to extend credit to customers. At August 31, 2000 and February 29, 2000 the Company had approximately $34,000 and $91,000, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

Contingencies:

The Company is named in lawsuits in the ordinary course of business. Counsel for the Company has advised the Company, while the outcome of various legal proceedings is not certain, it is unlikely that these proceedings will result in any liability which will materially affect the financial position or operating results of the Company.

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

The Company entered into a five-year asset backed securitized financing program through fiscal 2004, with a maximum available borrowing amount of $325 million. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity on $255 million of the facility that incurs interest at variable rates in the commercial paper market and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points. The agreement contains various restrictive covenants including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At August 31, 2000, the Company had a maximum amount available under the asset backed securitized financing program of approximately $14.6 million based on borrowing base computations as provided by the agreement.

During August of 2000, the Company negotiated a new $30 million term loan. The term loan will be due in four equal annual installments beginning in July of 2002 through maturity in July of 2005.
Additional terms of the agreement allow two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 8.625% to 10.0% at August 31, 2000). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stokholders, and requires the Company to maintain certian levels of equity and pretax earnings. At August 31, 2000, the Company had $30 million outstanding under the term loan.

In conjunction with the securitized financing program and the term loan, the Company maintains a $15 million revolving bank line of credit through July 2003. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. The terms of the agreement allow for two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 8.625% to 10.0% at August 31, 2000). The agreement also contains various restrictive covenants, including, among others, restricitions on mergers, issuance of stock, declaration or payment of dividends, loans to stock holders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions and borrowing base calculations.

At August 31, 2000 the Company
had a maximum amount available under the agreement of approximately $11.2 million based on borrowing base computation as provided by the agreement.


Note 4.  Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the dilutive effect of stock options during the periods presented increase the weighted average number of shares.

                     AG SERVICES OF AMERICA, INC.

           	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three months and six months ended August 31, 2000 and 1999. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                               Percentage          Percentage
                             of Net Revenues     of Net Revenues
                            ------------------  ------------------
                            Three Months Ended  Six Months Ended
                                August 31,          August 31,
                            ------------------  ------------------
                              2000      1999      2000      1999
                            --------  --------  --------  --------
Net Revenues:
 Farm inputs                   89.7%     91.2%     93.6%     94.3%
 Financing Income              10.3%      8.8%      6.4%      5.7%
                            --------  --------  --------  --------
                              100.0%    100.0%    100.0%    100.0%
                            --------  --------  --------  --------
Cost of Revenues:
 Farm inputs                   85.7%     86.0%     89.0%     89.0%
 Financing expense              5.3%      4.3%      3.2%      2.6%
 Provision for doubtful
  notes                         1.8%      1.8%      1.8%      1.9%
                            --------  --------  --------  --------
                               92.8%     92.1%     94.0%     93.5%
                            --------  --------  --------  --------
Income from continuining
 operationgs before
 operating expenses and
 income taxes                   7.2%      7.9%      6.0%      6.5%

Operating expenses              3.0%      2.9%      2.4%      2.3%
                            --------  --------  --------  --------
Income from continuing
 operations before
 income taxes                   4.2%      5.0%      3.6%      4.2%

Federal and state income
 taxes                          1.6%      1.9%      1.4%      1.6%
                            --------  --------  --------  --------
Income from continuing
 operations                     2.6%      3.1%      2.2%      2.6%

Discontinued operations         0.0%      0.0%      0.0%      0.0%
                            --------  --------  --------  --------

Net income                      2.6%      3.1%      2.2%      2.6%
                            ========  ========  ========  ========

Net Revenues:

Net revenues from continuing operations increase $14.8 million or 16.7% during the three months ended August 31, 2000, compared with the three months ended August 31, 1999. Net revenues from continuing operations increased $37.8 million or 17.0% during the six months ended August 31, 2000, compared with the six months ended
August 31, 1999. The Company reached this record level through greater market penetration with the increased name recognition gained by the Company's Agri-Flex Credit(R) program in its 30 state market area. Financing income as a percentage of net revenues increased to 10.3% and 6.4% for the three and six months ended August 31, 2000, respectively, from 8.8% and 5.7% for the same periods of the previous year. This increase was primarily a result of an increase in the prime lending rate by approximately 140 basis points, which is the base rate used by the Company to charge interest on a variable rate basis to its customers, as compared to a year ago and a decline in volume under the Company's servicing and marketing agreement.

Cost of Revenues:

The total cost of revenues increased slightly to 92.8% and 94.0% of net revenues for the three and six months ended August 31, 2000 as compared to 92.1% and 93.5% for the three and six months ended August 31, 1999. The gross margin on the sale of farm inputs decreased to 4.5% and 4.8% for the three and six months ended August
31, 2000, respectively, compared to 5.7% and 5.6% for the three and six months ended August 31, 1999. The decrease in gross margin on the sale of farm inputs was the result of increased pricing pressures in the chemical industry, sales mix shift into lower margin inputs for non-traditional crops such as sugar beets and potatoes, increases in the average size of the Company's customers and the resulting volume discounts. Concerning the gross margin on financing income alone, the percentages decreased to 48.5% and 50.2% for the three and six months ended August 31, 2000 from 51.4% and 54.6% for the three and six months ended August 31, 1999. The decrease in financing margins was primarily a result of an increase in the prime lending rate by approximately 140 basis points as compared to a year ago.
The decrease in gross margin was also a result of a continued increase in leverage and financing fees associated with changes in the commercial paper program over the same periods one year ago. The provision for doubtful notes remaind relatively constant at 1.8% of net revenues for the three and six months ended August 31, 2000, as compared to 1.8% and 1.9% for the three and six months ended August 31, 1999.

Operating Expenses:

Operating expenses increased slightly to 3.0% of net revenues for the three months ended August 31, 2000 from 2.9% for the three months ended August 31, 1999 due to expenses associated with Powerfarm.com the Company's e-commerce initiative. Operating expenses increased slightly to 2.4% of net revenues for the six months ended August 31, 2000 as compared to 2.3% for the same period last year. The increase in operating expenses is attributed primarily to the Company's growth and expenses associated with Powerfarm.com the Company's e-commerce initiative. Payroll and payroll related expenses increased to $2,161 and $4,208 for the three and six months ended August 31, 2000 from $1,920 and $3,766 for the three and six months ended August 31, 1999.


Net Income:

Net income from continuing operations decreased 0.7% to $2,733 for the three months ended August 31, 2000 from $2,751 for the three months ended August 31,1999 and increased 0.1% to $5,858 for the six months ended August 31, 2000 from $5,854 for the six months ended August 31, 1999.
The change in net income for the three and six months is attributable to the increase in net revenues and the corresponding decrease in gross profit.

The percentage increase in net income was less than the increase in net revenue due to the expenses associated with infrastructure development of Powerfarm.com the Company's e-commerce initiative and lower farm input margins as discussed above.

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

The investment and build out of Powerfarm impacted three and six month earnings by $195,000 and $416,000, or $0.04 and $0.08 per share on a diluted basis, respectively. Powerfarm's results included revenues of approximately $700,000, cost of revenues of $695,000 and expenses related to infrastructure and web site development and the ongoing operations of Powerfarm of $670,000 for the first six months of fiscal 2001. The Company expects Powerfarm operations to operate at a loss during fiscal 2001.

Inflation:

The Company does not believe the Company's net revenues and income from continuing operations were significantly impacted by inflation or changing prices in fiscal 2000 or the first six months of fiscal 2001.

Seasonality:

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for fiscal 2000 and the first two quarters of fiscal 2001. This information is derived from unaudited consolidated financial statements, which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.


           		                Fiscal 2001 Quarter Ended
                     May 31      August 31   November 30  February 28
                   -----------  -----------  -----------  -----------
 			               (Dollars in thousands)
Net revenues        $155,802     $103,530

Net income            $3,125       $2,733


                      		    Fiscal 2000 Quarter Ended
                      May 31     August 31   November 30  February 29
                   -----------  -----------  -----------  -----------
					   (Dollars in thousands)
Net revenues        $132,877      $88,703      $26,794      $46,210

Net income            $3,077       $2,727       $1,615         $191

Liquidity and Capital Resources:

At August 31, 2000 the Company had working capital of $57,825 an increase of $11,058 over a year ago and an increase of $12,686 since
February 29, 2000.   The components of this net increase, since
February 29, 2000, were (i) $12,862 resulting from operating activities, consisting of approximately, $5,858 in net income, $183 in depreciation, $169 in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately $392 related to the acquisition of equipment and furniture, and (iii) net proceeds of $216 from the issuance of common stock upon exercise of options and sales of stock through the employee stock purchase plan.

The Company entered into a five-year asset backed securitized financing program through fiscal 2004 with a maximum available borrowing amount of $325 million. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $255 million of the facility which incurs interest at variable rates in the commercial paper market and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points. The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At August 31, 2000, the Company had a maximum additional amount available under the asset backed securitized financing program of approximately $14.6 million, based on borrowing base computations as provided by the agreement.

During August of 2000, the Company negotiated a new $30 million term loan. The term loan will be due in four equal annual installments beginning in July of 2002 through maturity in July of 2005. All borrowings are collateralized by substantially all assets of the Company. Additional terms of the agreement allow two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 8.625% to 10.0% at August 31, 2000). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. At August 31, 2000, the Company had $30 million outstanding under the term loan.

In conjunction with the securitized financing program and the term loan, the Company maintains a $15 million revolving bank line of credit through July 2003. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program.
All borrowings are collateralized by substantially all assets of the Company. The terms of the agreement allow for two variable interst rate alternatives based on prime or LIBOR (current effective rates range from 8.625% to 10.0% at August 31, 2000). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At August
31, 2000 the Company had a maximum amount available under the agreement of approximately $11.2 million based on borrowing base computations as provided by the agreement.

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

Item 3.  Quantitaive AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At August 31,2000 the Company had $297.8 million outstanding in notes payable at an average variable interest rate of 6.91%. A 10% increase in the average variable interest rate would increase interest expense by approximately 69 basis points. Assuming similar average outstanding borrowings as fiscal 2000 of $167.5 million, this would increase the Company's interest expense by approximately $1,156,000.

The above sensitivity ananlysis is to provide information about the Company's potential market risks as they pertain to an adverse change in interest rates. The above analysis excludes the positive impact that increased interest rates would have on financing income as 98% of the Company's notes receivable are variable rate notes.

                      AG SERVICES OF AMERICA, INC.

                      PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on August
          21, 2000. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At such Meeting, management's six Directors were elected for staggered three-year terms, (ranging from the Company's 2001 Annual Meeting through the Company's 2003 Annual Meeting), and until the director's respective successors are duly elected and qualified;
                                             Votes          Votes
          Director Name                    in Favor        Withheld

          Gaylen D. Miller                  4,561,461           545
          Henry C. Jungling, Jr.            4,561,461           545
          Kevin D. Schipper                 4,561,461           545
          James D. Gerson                   4,560,381         1,325
          Michael Lischin                   4,561,906           100
          Ervin J. Mellema                  4,535,381        26,625

          A proposal to amend the Articles of Incorporation to establish a classified board of directors with staggered terms and removal of directors only for cause was approved by a vote of 2,482,448 votes in favor, 936,427 votes against, and 33,398 votes abstaining.

          A proposal to amend the Articles of Incorporation to authorize 10,000,000 shares of preferred stock was approved by a vote of 2,456,536 votes in favor, 956,745 votes against, and 39,532 votes abstaining.

          A proposal to amend the Articles of Incorporation to increase the authorized shares of common stock from 10,000,000 to 30,000,000 was approved by a vote of 3,880,881 votes in favor, 860,629 votes against, and 26,132 votes abstaining.

          A proposal to amend the 1993 stock option plan to increase the shares reserved for issuance under the plan from 400,000 to 700,000 shares was approved by a vote of 2,523,811 votes in favor, 901,490 votes against, and 26,792 votes abstaining.

          In addition, a proposal to ratify the appointment of McGladrey
          & Pullen, LLP as independent auditors for the Company for the fiscal year ending February 28, 2001 was approved by a vote of 4,493,128 votes in favor, 256,104 votes against, and 18,410 votes abstaining.

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

Date: October 16, 2000







				  AG SERVICES OF AMERICA, INC.

                                 EXHIBIT 11
               STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
 					    Three Months Ended      Six Months Ended
                                     August 31,              August 31,
                                  2000        1999        2000        1999
                               ----------- ----------- ----------- -----------
Computation of weighted average
  number of basic shares:
Basic:
 Common shares outstanding at
  beginning of the period        5,266,364   5,231,264   5,249,039   5,212,604
 Weighted average number of
  shares issued during the
  period                             2,300       2,049      16,066      13,587
                               ----------- ----------- ----------- -----------

Weighted average shares
   outstanding (basic)           5,268,664   5,233,313   5,265,105   5,226,191
                               =========== =========== =========== ===========
Net income available to
  shareholders:
 Income from continuing
   operations                   $2,732,564  $2,751,329  $5,857,867  $5,854,194
 Discontinued operations                 -     (23,537)          -     (49,849)
                               ----------- ----------- ----------- -----------
Net income available to
 stockholders:                  $2,732,564  $2,727,792  $5,857,867  $5,804,345
                               =========== =========== =========== ===========

Basic earnings per share:
  Income from continuing
   operations                        $0.52       $0.53       $1.11       $1.12
  Discontinued opeartions                -      ($0.01)          -      ($0.01)
                               ----------- ----------- ----------- -----------
  Basic earnings per share           $0.52       $0.52       $1.11       $1.11
                               =========== =========== =========== ===========

Diluted:
 Common shares outstanding at
  beginning of the period        5,266,364   5,231,264   5,249,039   5,212,604
 Weighted average number of
  shares issued during the
  period                             2,300       2,049      16,066      13,587
 Weighted average of potential
  dilutive shares computed
  using the treasury stock
  method using the average
  market price during the
  period:
      Option (1)                   207,222     227,713     256,165     223,289
                               ----------- ----------- ----------- -----------
Weighted average shares
 outstanding (diluted)           5,475,886   5,461,026   5,521,270   5,449,480
                               =========== =========== =========== ===========


Net income
 Income from continuing
  operations                    $2,732,564  $2,751,329  $5,857,867  $5,854,194
 Discontinued operations                 -     (23,537)          -     (49,849)
                               ----------- ----------- ----------- -----------
Net income available to
 stockholders                   $2,732,564  $2,727,792  $5,857,897  $5,804,345
                               =========== =========== =========== ===========

Diluted earnings per share
 Income from continuing
  operations                         $0.50       $0.50       $1.06       $1.07
 Discontinued operations                 -           -           -           -
                               ----------- ----------- ----------- -----------
 Diluted earnings per share          $0.50       $0.50       $1.06       $1.07
                               =========== =========== =========== ===========



(1) Some of the stock options have been excluded because they are antidilutive.