Form 10-Q
period 2000-11-30
AG SERVICES OF AMERICA INC
filed 2001-01-16
CIK 875354

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549

	FORM 10-Q

	(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended      November 30, 2000

	or

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

5,273,469 common shares were outstanding as of December 31, 2000.

                     	AG SERVICES OF AMERICA, INC.

                               	INDEX

                                                                           Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, November 30, 2000
	 (unaudited) and February 29, 2000                                     1
    Unaudited consolidated condensed statements of income,
	 three months and nine months ended November 30, 2000 and 1999	        2
    Unaudited consolidated condensed statements of cash
     	 flows, nine months ended November 30, 2000 and 1999              3
    Unaudited consolidated statement of stockholders' equity,
     	 nine months ended November 30, 2000                              4
    Notes to consolidated condensed financial statements
       (unaudited)                                                     5-8

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations                      9-13

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk   13

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and reports on form 8-K:                            14
    (a)  Exhibits
	   (10.26) Employment Agreement with Kevin D. Schipper               15-22
         (10.27) Employment Agreement with Gaylen D. Miller           23-30
         (10.28) Employment Agreement with Henry C. Jungling          31-38
         (11)    Statement re computation of earnings                   39
	        	per common share



                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                    AG SERVICES OF AMERICA, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in Thousands)


                                                November 30, February 29
   ASSETS                                         2000        2000*
                                               (Unaudited)
                                               ----------- -----------
CURRENT ASSETS
   Cash                                             $1,702         $45
   Customer notes receivable, less allowance
      for doubtful notes and reserve for
      discounts November 30, 2000 $10,828;
      February 29, 2000 $5,700                     235,072     130,882
   Inventory and other assets                        1,027       4,863
   Foreclosed assets held for sale                   1,923       1,075
   Prepaid income taxes                                  -         922
   Deferred income taxes, net                        3,952       1,920
                                               ----------- -----------
                   Total current assets           $243,676    $139,707
                                               ----------- -----------

LONG-TERM RECEIVABLES AND OTHER ASSETS
   Customer notes receivable, less allowance
      for doubtful notes November 30, 2000
      $2,707; February 29, 2000 $1,550             $29,248     $22,475
   Loan origination fees, less accumulated
      amortization November 30, 2000 $729;
      February 29, 2000 $454;                          867         647
   Deferred income taxes, net                          863         292
                                               ----------- -----------
                                                   $30,978     $23,414
                                               ----------- -----------
EQUIPMENT, less accumulated depreciation
   November 30, 2000 $1,847; February 29, 2000
   $1,546;                                          $1,326      $1,207
                                               ----------- -----------
                                                  $275,980    $164,328
                                               =========== ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, including current maturities    $172,576     $82,066
   Outstanding checks in excess of
      bank balances                                      -       9,834
   Accounts payable                                 10,730       1,091
   Accrued expenses                                  2,350       1,577
   Income taxes payable                              2,341           -
                                               ----------- -----------
                   Total current liabilities      $187,997     $94,568
                                               ----------- -----------

LONG-TERM LIABILITIES
   Notes payable, less current maturities          $22,425     $11,324
                                               ----------- -----------
STOCKHOLDERS' EQUITY
   Capital stock                                   $23,151     $22,884
   Retained earnings                                42,407      35,552
                                               ----------- -----------
                                                   $65,558     $58,436
                                               ----------- -----------
                                                  $275,980    $164,328
                                               =========== ===========
*Condensed from Audited Financial Statements.

See notes to Consolidated Condensed Financial Statements.

                     AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       Three Months and Nine Months Ended November 30, 2000 and 1999
           (Dollars in Thousands, Except Per Share Amounts)


                                  Three Months Ended        Nine Months Ended
                                     November 30,              November 30,
                                  2000        1999          2000        1999
                               ----------- -----------   ----------- -----------
Net revenues:
  Farm inputs                      $14,314     $18,918      $256,930    $227,929
  Financing income                   9,312       7,761        26,027      20,330
                               ----------- -----------   ----------- -----------
    Net revenues                   $23,626     $26,679      $282,957    $248,259
                               ----------- -----------   ----------- -----------
Cost of revenues:
  Farm inputs                      $12,951     $16,949      $243,805    $214,257
  Financing expense                  5,533       4,034        13,862       9,740
  Provision for doubtful notes         433         453         5,017       4,552
                               ----------- -----------   ----------- -----------
    Net cost of revenues           $18,917     $21,436      $262,684    $228,549
                               ----------- -----------   ----------- -----------
    Income from continuining
      operations before
      operating expenses
      and income taxes              $4,709      $5,243       $20,273     $19,710

Operating expenses                   3,060       2,545         9,252       7,647
                               ----------- -----------   ----------- -----------
    Income from continuing
      operations before
      income taxes                  $1,649      $2,698       $11,021     $12,063

Federal and state income taxes         651       1,011         4,166       4,522
                               ----------- -----------   ----------- -----------
    Income from continuing
      operations                      $998      $1,687        $6,855      $7,541

    Discontinued operations              -         (72)            -        (121)
                               ----------- -----------   ----------- -----------
    Net income                        $998      $1,615        $6,855      $7,420
                               =========== ===========   =========== ===========
Earnings per share: Basic
    Income from continuing
      operations                     $0.19       $0.32         $1.30       $1.44
    Discontinued operations              -       (0.01)            -       (0.02)
                               =========== ===========   =========== ===========
    Net Income                       $0.19       $0.31         $1.30       $1.42
                               =========== ===========   =========== ===========
Earnings per share: Diluted
    Income from continuing
      operations                     $0.18       $0.31         $1.24       $1.38
    Discontinued operations              -       (0.01)            -       (0.02)
                               ----------- -----------   ----------- -----------
    Net income	                   $0.18       $0.30         $1.24       $1.36
                               =========== ===========   =========== ===========
Weighted average shares:
    Basic                            5,272       5,236         5,268       5,230
                               =========== ===========   =========== ===========
    Diluted                          5,476       5,445         5,508       5,448
                               =========== ===========   =========== ===========

See Notes to Consolidated Condensed Financial Statements.

                       AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Nine Months Ended November 30, 2000 and 1999
                          (Dollars in Thousands)

                                                    2000        1999
                                                 ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $6,855      $7,420
   Adjustments to reconcile net income to
      net cash (used in) operating activities:
      Depreciation                                       301         317
      Amortization                                       275         132
      (Increase) in customer notes receivable       (110,963)   (102,646)
      Changes in assets and liabilities               14,850      15,085
                                                 ----------- -----------
      Net cash (used in) operating activities       ($88,682)   ($79,692)
                                                 ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                               ($545)      ($710)
   Proceeds from sale of equipment                       182         133
  (Increase)in foreclosed assets
        held for sale                                   (848)     (3,495)
                                                 ----------- -----------
      Net cash (used in) investing activities        ($1,211)    ($4,072)
                                                 ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                      $277,311    $214,422
   Principal payments on notes payable              (175,700)   (100,233)
   (Decrease) in excess of outstanding
      checks over bank balance                        (9,834)     (9,986)
   (Increase) in loan origination fees                  (494)       (508)
   Proceeds from issuance of capital stock, net          267         193
                                                 ----------- -----------
       Net cash provided by financing
          activities                                 $91,550    $103,888
                                                 ----------- -----------

  Increase in cash and cash equivalants               $1,657     $20,124

CASH
   Beginning                                              45          67
                                                 ----------- -----------
   Ending                                             $1,702     $20,191
                                                 =========== ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                      $12,494      $8,755
      Income taxes                                   $3,506      $5,420




See Notes to Consolidated Condensed Financial Statements

                    AG SERVICES OF AMERICA, INC.

       UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended November 30, 2000
                       (Dollars in thousands)
                           Capital Stock
                      -----------------------
                        Shares                  Retained
                        Issued       Amount     Earnings     Total
                      ----------- ----------- ----------- -----------
Balance,
  February 29, 2000     5,249,039     $22,884     $35,552     $58,436
   Net income                  --          --       6,855       6,855
   Issuance of 25,225
      shares of capital
      stock upon the
      exercise of
      options              25,225         256          --         256
   Issuance of 500
      shares of capital
      stock under the
      employee stock
      purchase plan           500          11          --          11
                      ----------- ----------- ----------- -----------
Balance,
  November 30, 2000     5,274,764     $23,151     $42,407     $65,558
                      =========== =========== =========== ===========


See Notes to Consolidated Condensed Financial Statements

                     	AG SERVICES OF AMERICA, INC.

         	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            	(UNAUDITED)

Note 1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 29, 2000. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three and nine month periods ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001.

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

Commitments:

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying consolidated condensed financial statements. These include various commitments to extend credit to customers. At November 30, 2000 and February 29, 2000 the Company had approximately $9,000 and $91,000, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

The Company currently has contracted with a company to construct a building to replace the Company's corporate headquarters. The new facility will have approximately 55,000 to 60,000 square feet of office space with adequate land for future expansion. The construction of the new office facility will start in spring of 2001 with an estimated cost of $4.8 million and completion estimated in February of 2002.

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

The Company entered into a five-year asset backed securitized financing program through fiscal 2004, with a maximum available borrowing amount of $325 million. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity on $255 million of the facility that incurs interest at variable rates in the commercial paper market (current effective rates range from 6.55% to 6.75% at November 30,2000) and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points (current effective rates is 6.87% at November 30, 2000). The agreement contains various restrictive covenants including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At November 30, 2000, the Company had a maximum additional amount available under the asset backed securitized financing program of approximately $6.1 million based on borrowing base computations as provided by the agreement.

During August of 2000, the Company negotiated a new $30 million term loan. The term loan will be due in four equal annual installments beginning in July of 2002 through maturity in July of 2005.
Additional terms of the agreement allow two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 8.625% to 10.0% at November 30, 2000). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stokholders, and requires the Company to maintain certian levels of equity and pretax earnings. At November 30, 2000, the Company had $30 million outstanding under the term loan.

In conjunction with the securitized financing program and the term loan, the Company maintains a $15 million revolving bank line of credit through July 2003. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. The terms of the agreement allow for two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 8.625% to 10.0% at November 30, 2000). The agreement also contains various restrictive covenants, including, among others, restricitions on mergers, issuance of stock, declaration or payment of dividends, loans to stock holders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At November 30, 2000 the Company had a maximum amount available under the agreement of approximately $15.0 million based on borrowing base computation as provided by the agreement.


Note 4.  Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the dilutive effect of stock options during the periods presented increase the weighted average number of shares.


Note 5.  Segment Information

The Compnay has two operating segments, Powerfarm and Ag Service of America, which supply and finance agricultural inputs to grain producers throughout the United States. Powerfarm was created to operate and manage the Company's e-commerce website Powerfarm.com.

See the following page for a summary of financial information relating to the two segments for the three and nine-month periods ending November 30, 2000.

The following is a summary of financial information relating to the two operating segments for the three-month period ended November 30, 2000.


                                     Ag Services                Powerfarm               Consolidated
                               ----------- -----------   ----------- -----------   ----------- -----------
                                  2000        1999          2000        1999          2000        1999
                               ----------- -----------   ----------- -----------   ----------- -----------
Net revenues:
  Farm inputs                      $14,255     $18,918           $59           -       $14,314     $18,918
  Financing income                   9,303       7,761             9           -         9,312       7,761
                               ----------- -----------   ----------- -----------   ----------- -----------
    Net revenues                   $23,558     $26,679           $68           -       $23,626     $26,679
                               ----------- -----------   ----------- -----------   ----------- -----------
Cost of revenues:
  Farm inputs                      $12,900     $16,949           $51           -       $12,951     $16,949
  Financing expense                  5,528       4,034             5           -         5,533       4,034
  Provision for doubtful notes         432         453             1           -           433         453
                               ----------- -----------   ----------- -----------   ----------- -----------
    Net cost of revenues           $18,860     $21,436           $57           -       $18,917     $21,436
                               ----------- -----------   ----------- -----------   ----------- -----------
    Income from continuining
      operations before
      operating expenses
      and income taxes              $4,698      $5,243           $11           -        $4,709      $5,243

Operating expenses                   2,681       2,540           379           5         3,060       2,545
                               ----------- -----------   ----------- -----------   ----------- -----------
    Income from continuing
      operations before
      income taxes                  $2,017      $2,703         ($368)        ($5)       $1,649      $2,698

Federal and state income taxes         792       1,011          (141)          -           651       1,011
                               ----------- -----------   ----------- -----------   ----------- -----------
    Income from continuing
      operations                    $1,225      $1,692         ($227)        ($5)         $998      $1,687

    Discontinued operations              -         (72)            -           -             -         (72)
                               ----------- -----------   ----------- -----------   ----------- -----------
    Net income                      $1,225      $1,620         ($227)        ($5)         $998      $1,615
                               =========== ===========   =========== ===========   =========== ===========

The following is a summary of financial information relating to the two operating segments for the nine-month period ended November 30, 2000.

                                     Ag Services                Powerfarm               Consolidated
                               ----------- -----------   ----------- -----------   ----------- -----------
                                  2000        1999          2000        1999          2000        1999
                               ----------- -----------   ----------- -----------   ----------- -----------
Net revenues:
  Farm inputs                     $256,200    $227,929          $730           -      $256,930    $227,929
  Financing income                  25,994      20,330            33           -        26,027      20,330
                               ----------- -----------   ----------- -----------   ----------- -----------
    Net revenues                  $282,194    $248,259          $763           -      $282,957    $248,259
                               ----------- -----------   ----------- -----------   ----------- -----------
Cost of revenues:
  Farm inputs                     $243,098    $214,257          $707           -      $243,805    $214,257
  Financing expense                 13,834       9,740            28           -        13,862       9,740
  Provision for doubtful notes       5,005       4,552            12           -         5,017       4,552
                               ----------- -----------   ----------- -----------   ----------- -----------
    Net cost of revenues          $261,937    $228,549          $747           -      $262,684    $228,549
                               ----------- -----------   ----------- -----------   ----------- -----------
    Income from continuining
      operations before
      operating expenses
      and income taxes             $20,257     $19,710           $16           -       $20,273     $19,710

Operating expenses                   8,202       7,642         1,050           5         9,252       7,647
                               ----------- -----------   ----------- -----------   ----------- -----------
    Income from continuing
      operations before
      income taxes                 $12,055     $12,068       ($1,034)        ($5)      $11,021     $12,063

Federal and state income taxes       4,557       4,522          (391)          -         4,166       4,522
                               ----------- -----------   ----------- -----------   ----------- -----------
    Income from continuing
      operations                    $7,498      $7,546         ($643)        ($5)       $6,855      $7,541

    Discontinued operations              -        (121)            -           -             -        (121)
                               ----------- -----------   ----------- -----------   ----------- -----------
    Net income                      $7,498      $7,425         ($643)        ($5)       $6,855      $7,420
                               =========== ===========   =========== ===========   =========== ===========


                     AG SERVICES OF AMERICA, INC.

           	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three and nine months ended November 30, 2000 and 1999. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                               Percentage          Percentage
                             of Net Revenues     of Net Revenues
                            ------------------  ------------------
                            Three Months Ended  Nine Months Ended
                               November 30,        November 30,
                            ------------------  ------------------
                              2000      1999      2000      1999
                            --------  --------  --------  --------
Net Revenues:
 Farm inputs                   60.6%     70.9%     90.8%     91.8%
 Financing Income              39.4%     29.1%      9.2%      8.2%
                            --------  --------  --------  --------
                              100.0%    100.0%    100.0%    100.0%
                            --------  --------  --------  --------
Cost of Revenues:
 Farm inputs                   54.8%     63.5%     86.1%     86.3%
 Financing expense             23.4%     15.1%      4.9%      3.9%
 Provision for doubtful
  notes                         1.8%      1.7%      1.8%      1.8%
                            --------  --------  --------  --------
                               80.1%     80.3%     92.8%     92.0%
                            --------  --------  --------  --------
Income from continuining
 operationgs before
 operating expenses and
 income taxes                  19.9%     19.7%      7.2%      8.0%

Operating expenses             12.9%      9.5%      3.3%      3.1%
                            --------  --------  --------  --------
Income from continuing
 operations before
 income taxes                   7.0%     10.1%      3.9%      4.9%

Federal and state income
 taxes                          2.8%      3.8%      1.5%      1.8%
                            --------  --------  --------  --------
Income from continuing
 operations                     4.2%      6.3%      2.4%      3.1%

Discontinued operations         0.0%     (0.2%)     0.0%     (0.1%)
                            --------  --------  --------  --------

Net income                      4.2%      6.1%      2.4%      3.0%
                            ========  ========  ========  ========

Net Revenues:

Net revenues from continuing operations decrease $3.1 million or 11.5% during the three months ended November 30, 2000, compared with the three months ended November 30, 1999. Net revenues from continuing operations increased $34.7 million or 14.0% during the nine months ended November 30, 2000, compared with the nine months ended November 30, 1999. The decline in net revenues for the three months ended November 30, 2000 was a result of a decline in cash advances and an increase in program discounts earned by the Company's customers above any previous historical level due to faster than expected payments from customers as compared to the same period a year ago.
The Company reached record level of revenues for the nine months ended November 30, 2000 through greater market penetration with the increased name recognition gained by the Company's Agri-Flex Credit(R) program in its 30 state market area. Financing income as a percentage of net revenues increased to 39.4% and 9.2% for the three and nine months ended November 30, 2000, respectively, from 29.1% and 8.2% for the same periods of the previous year. This increase was primarily a result of an increase in the prime lending rate by approximately 130 basis points, which is the base rate used by the Company to charge interest on a variable rate basis to its customers, as compared to a year ago and offsetting this increase was a decline in volume under the Company's servicing and marketing agreement.

Cost of Revenues:

The total cost of revenues changed slightly to 80.1% and 92.8% of net revenues for the three and nine months ended November 30, 2000 as compared to 80.3% and 92.0% for the three and nine months ended November 30, 1999. The gross margin on the sale of farm inputs decreased to 9.5% and 5.1% for the three and nine months ended November 30, 2000, respectively, compared to 10.4% and 6.0% for the three and nine months ended November 30, 1999. The decrease in gross margin on the sale of farm inputs was the result of increased pricing pressures in the chemical industry, sales mix shift into lower margin inputs for non-traditional crops such as sugar beets and potatoes, increases in the average size of the Company's customers and the resulting volume discounts. Gross margins on the sale of farm inputs were also reduced as a result of program discounts earned by the Company's customer to be above any previous historical level due to faster than expected payments from customers. Concerning the gross margin on financing income alone, the percentages decreased to 40.6% and 46.7% for the three and nine months ended November 30, 2000 from 48.0% and 52.1% for the three and nine months ended November 30, 1999. The decrease in financing margins was primarily a result of an increase in the prime lending rate by approximately 130 basis points as compared to a year ago.
The decrease in gross margin was also a result of a continued increase in leverage and financing fees associated with changes in the commercial paper program over the same periods one year ago. The provision for doubtful notes remaind relatively constant at 1.8% of net revenues for the three and nine months ended November 30, 2000, as compared to 1.7% and 1.8% for the three and nine months ended November 30, 1999.

Operating Expenses:

Operating expenses increased slightly to 12.9% of net revenues for the three months ended November 30, 2000 from 9.5% for the three months ended November 30, 1999 due to expenses associated with Powerfarm.com the Company's e-commerce initiative. Operating expenses increased slightly to 3.3% of net revenues for the nine months ended November 30, 2000 as compared to 3.1% for the same period last year. The increase in operating expenses is attributed primarily to the Company's growth and expenses associated with Powerfarm.com the Company's e-commerce initiative. Payroll and payroll related expenses increased to $1,961 and $6,170 for the three and nine months ended November 30, 2000 from $1,817 and $5,583 for the three and nine months ended November 30, 1999.

Discontinued Operations:

During fiscal 2000 the Company decided to discontinue the operations for the three retail service centers in Northwestern Illinois. The Company began leasing the three retail service centers in May of 1997 as a pilot program to increase its customer base in Northwestern Illinois, as well as create synergies to improve margins on the sale of fertilizer and agricultural chemicals. Due to changes in market conditions at the retail level, the Company was not successful in developing a profitable customer base in the area. In addition, management's long-term strategies for continued growth and profitability are focused on services, information and technology rather than bricks and mortar. Net operating (loss) from discontinued operations were ($72) and ($121), for the three and nine months ended November 30, 1999.

Net Income:

Net income from continuing operations decreased 40.9% to $998 for the three months ended November 30, 2000 from $1,687 for the three months ended November 30,1999 and decreased 9.1% to $6,855 for the nine months ended November 30, 2000 from $7,541 for the nine months ended November 30, 1999. The decrease in net income for the three and nine months is attributable to the expenses associated with infrastructure development of Powerfarm.com the Company's e-commerce initiative and lower farm input margins as discussed above.

Powerfarm:

Powerfarm.com has compiled one of the most comprehensive assortment of agriculture products, services and credit options available on the Internet today. Products currently available include seed, fertilizer and crop protection chemicals, along with headline ag news, market quotes and weather. Growers can shop at their convenience day or night for products and sign up for additional services like crop insurance, grain marketing programs, crop scouting and soil sampling services. Within the Powerfarm Community, growers can post questions for the Company's agronomists and Certified Crop Advisors. The Company continues discussions with additional suppliers serving the $250 billion agriculture industry.

The investment and build out of Powerfarm impacted three and nine month earnings by $227,000 and $643,000, or $0.04 and $0.12 per share on a diluted basis, respectively. Powerfarm's results included revenues of approximately $763,000, cost of revenues of $747,000 and expenses related to infrastructure and web site development and the ongoing operations of Powerfarm of $1,050,000 for the first nine months of fiscal 2001. The Company expects Powerfarm operations to operate at a loss during fiscal 2001.

Inflation:

The Company does not believe the Company's net revenues and income from continuing operations were significantly impacted by inflation or changing prices in fiscal 2000 or the first nine months of fiscal 2001.

Seasonality:

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for fiscal 2000 and the first three quarters of fiscal 2001. This information is derived from unaudited consolidated financial statements, which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.


           		                Fiscal 2001 Quarter Ended
               	    May 31     August 31   November 30  February 28
                   -----------  -----------  -----------  -----------
 			               (Dollars in thousands)
Net revenues	    $155,802     $103,530      $23,626

Net income              $3,125	 $2,733         $998


                      		    Fiscal 2000 Quarter Ended
			    May 31     August 31   November 30  February 29
                   -----------  -----------  -----------  -----------
					   (Dollars in thousands)
Net revenues          $132,877      $88,703      $26,679      $46,325

Net income              $3,077       $2,727       $1,615         $191


Liquidity and Capital Resources:

At November 30, 2000 the Company had working capital of $55,679 an increase of $7,877 over a year ago and an increase of $10,540 since
February 29, 2000.   The components of this net increase, since
February 29, 2000, were (i) $10,818 resulting from operating activities, consisting of approximately, $6,855 in net income, $301 in depreciation, $275 in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately $545 related to the acquisition of equipment and furniture, and (iii) net proceeds of $267 from the issuance of common stock upon exercise of options and sales of stock through the employee stock purchase plan.

The Company entered into a five-year asset backed securitized financing program through fiscal 2004 with a maximum available borrowing amount of $325 million. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $255 million of the facility which incurs interest at variable rates in the commercial paper market (current effective rates range from 6.55% to 6.75% at November 30, 2000) and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points (current effective rates is 6.87% at November 30, 2000).
The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At November 30, 2000, the Company had a maximum additional amount available under the asset backed securitized financing program of approximately $6.1 million, based on borrowing base computations as provided by the agreement.

During August of 2000, the Company negotiated a new $30 million term loan.
The term loan will be due in four equal annual installments beginning in July of 2002 through maturity in July of 2005. All borrowings are collateralized by substantially all assets of the Company. Additional terms of the agreement allow two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 8.625% to 10.0% at November 30, 2000). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. At November 30, 2000, the Company had $30 million outstanding under the term loan.

In conjunction with the securitized financing program and the term loan, the Company maintains a $15 million revolving bank line of credit through July 2003. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. All borrowings are collateralized by substantially all assets of the Company. The terms of the agreement allow for two variable interst rate alternatives based on prime or LIBOR (current effective rates range from 8.625% to 10.0% at November 30, 2000). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At November 30, 2000 the Company had a maximum amount available under the agreement of $15.0 million based on borrowing base computations as provided by the agreement.

Management believes that the financial resources available to it, including its bank lines of credit, asset backed securitization program, five-year term note, trade credit, its equity and internally generated funds, will be sufficient to finance the Company and its operations in the foreseeable future.

The Company currently has contracted with a company to construct a building to replace the Company's corporate headquarters. The new facility will have approximately 55,000 to 60,000 square feet of office space with adequate land for future expansion. The construction of the new office facility will start in spring of 2001 with an estimated cost of $4.8 million and completion estimated in February of 2002.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At November 30,2000 the Company had $195.0 million outstanding in notes payable at an average variable interest rate of 6.99%. A 10% increase in the average variable interest rate would increase interest expense by approximately 70 basis points. Assuming similar average outstanding borrowings as fiscal 2000 of $167.5 million, this would increase the Company's interest expense by approximately $1,173,000.

The above sensitivity ananlysis is to provide information about the Company's potential market risks as they pertain to an adverse change in interest rates. The above analysis excludes the positive impact that increased interest rates would have on financing income as 98% of the Company's notes receivable are variable rate notes.

                      AG SERVICES OF AMERICA, INC.

                      PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
              (10.26) Employment Agreement effective July 1, 2000 between the Company and Kevin D. Schipper
              (10.27) Employment Agreement effective July 1, 2000 between the Company and Gaylen D. Miller
              (10.28) Employment Agreement effective July 1, 2000 between the Company and Henry C. Jungling
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


                                    AG SERVICES OF AMERICA, INC.
                                    ----------------------------
                                           (Registrant)

                                    /s/ Brad D. Schlotfeldt
                                    ----------------------------
                                    Brad D. Schlotfeldt
                                    Senior Executive Officer & Treasurer
                                (Principal Financial & Accounting Officer)

Date: January 15, 2000

	EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AND NONCOMPETITION AGREEMENT (the "Agreement") is effective as of July 1, 2000, by and between AG SERVICES
OF AMERICA, INC., an Iowa corporation ("Company"), and
Kevin D. Schipper ("Employee").

RECITALS:

WHEREAS, Employee is one of the original founders of Company and has been instrumental in the successful establishment, growth and development of Company and its business operations; and

WHEREAS, it is in the best interest of Company and its shareholders to retain the services of Employee for the period and upon the other terms and conditions provided in this Agreement; and

WHEREAS, Employee is willing to serve in the employ of Company on a full-time basis for the period and upon such other terms and conditions provided within this Agreement.

NOW, THEREFORE, in consideration of the foregoing recitals which are incorporated in and made a part of this Agreement, and in further consideration of the mutual agreements, provisions and covenants contained herein, the parties hereto agree as follows:

1.	Employment.  Company hereby employs Employee, and Employee
hereby accepts employment with Company, all upon the terms and conditions contained in this Agreement.

2.	Services.  Employee shall devote his entire working time
and attention to the business of Company. Employee shall perform such management level duties as assigned to him from time to time by the Board of Directors of Company. Employee shall carry out his duties within the policies and directions as established by Company and in a prudent, businesslike manner.

3.	Term.  Company agrees to employ Employee and Employee agrees to remain in the employment of Company for a term commencing on the date hereof and continuing for a period of three (3) years. At the end of each year the agreement shall automatically renew for an additional year unless earlier terminated in accordance with the provisions hereof (the "Term").

4.	Compensation.  In consideration for all services rendered by
Employee under the terms of this Agreement, Company agrees to compensate Employee as follows:

a.	Base Salary.  Company shall pay Employee a base salary of
$250,000 per year, which shall be paid in accordance with the normal payroll practices of Company in effect from time to time. Employee's base salary shall be reviewed annually by the Board of Directors during the Term and may be adjusted upward (but not downward) if deemed necessary or appropriate in the sole discretion of the Board of Directors.

b.	Bonus.  The Company shall pay Employee a performance
bonus based upon the earning per share ("EPS") growth of the Company. The EPS growth shall be determined by comparing the fiscal year end audited results to the EPS of the previous year. The Employee bonus payment shall be $150,000 if the EPS growth is 15%. The bonus shall be adjusted upward by $10,000 for each full percent increase above 15% and conversely be adjusted downward by $5,000 for each full percent that falls below 15%. In the event the Company fails to achieve what the Board deems to be appropriate sustained growth, the Board in its discretion may determine the bonus by comparing the fiscal year end audited results to the EPS of either of the two prior year's end results, whichever is higher. The Board of Directors in its sole discretion may elect to exclude from EPS calculations any events which may have a negative short term impact to EPS yet may be considered significant to the long term success of the Company. The EPS will be determined by the annual audit of Company prepared in accordance with generally accepted accounting principles by an independent certified public accountant selected by Company. The Bonus will be paid no later than thirty (30) days after completion of such audit, with deductions for payroll taxes and other items of withholding applicable to Employee.

c.	Automobile and Life Insurance.  At all times during
the Term hereof, Company shall at its expense provide Employee with: (i) an automobile of such make and model as determined in accordance with Company policy as in effect from time to time; and (ii) a life insurance policy covering employee with a face value not less than Two Hundred Fifty Thousand Dollars ($250,000) payable to such beneficiary as Employee in his sole discretion may designate from time to time.

d.	Other Fringe Benefits.  Employee shall be entitled
to participate (at the expense of Company) in all now existing or hereafter adopted plans providing fringe benefits to the key executive personnel of Company and in all now existing or hereafter adopted plans (to the extent eligible therefore) providing benefits to Company's employees in general, including, but not limited to, group life insurance, supplemental life insurance and health and accident insurance.

5.	Termination of Employment by Company.

a.	Termination on Account of Disability.  Employee's employment under this Agreement shall terminate in the event of Employee's disability (as hereinafter defined) during the Term hereof.
For purposes of this Agreement, "disability" shall be defined as:
(i) the permanent physical or mental disability of Employee continuing for a period of at least six (6) consecutive months which prevents Employee from performing a major portion of his duties as certified by three reputable practicing physicians in the State of Iowa, with one such physician selected by Company, another such physician selected by Employee and the third such physician selected by the two physicians selected by Company and Employee, and the decision of a majority of the three physicians shall be binding upon the parties; or (ii) the death of Employee.
In such event, Company's obligation to continue to pay Employee's compensation under paragraph 4 hereof shall terminate as of the end of the month during which a determination of "disability" in accordance with this paragraph has been made. However, notwithstanding such termination, Company shall remain obligated to pay Employee (or, in the event of death, to Employee's spouse or, if she is not living, then to Employee's estate or such other person or entity as Employee shall designate) the following amounts:

(1)	Any base salary which is due and unpaid at the date
of termination, plus a pro rata Bonus amount. The pro rata Bonus amount shall be calculated by dividing number of days worked in the fiscal year in which the termination occurs by 365 and applying that percentage to the Bonus calculations specified in paragraph 4(b) hereof. The Bonus will be paid at the time specified in paragraph 4(b) hereof); and

(2)	A severance benefit consisting of a monthly payment
equal to one-half (1/2) of the amount Employee would have been entitled to receive on a monthly basis as base salary pursuant to paragraph 4(a) hereof, commencing with the month of termination and continuing each month thereafter through and including the term of this agreement. For purposes of this paragraph 5(a), the base salary used to determine the severance benefit will be the rate of base salary in effect on the date of termination.

b.	Termination for Cause.  Notwithstanding any provision in
this Agreement which may appear to be to the contrary, Employee's employment under this Agreement shall terminate for "cause" effective immediately upon Employee's receipt of written notice from Company of such termination directed to Employee, and, in such event, the obligation of Company to pay Employee's compensation under paragraph 4 of this Agreement shall immediately terminate. However, notwithstanding such termination,

Company shall remain obligated to pay Employee any base salary which is due and unpaid as of the date of termination, plus a pro rata Bonus amount. The pro rata Bonus amount shall be calculated by dividing number of days worked in the fiscal year in which the termination occurs by 365 and applying that percentage to the Bonus calculation specified in paragraph 4(b) hereof. For purposes of this Agreement, "cause" shall be defined as the occurrence of any one or more of the following events:

(1)	A repeated neglect of duties, a violation of the
Company's policies, malfeasance, nonfeasance, or other conduct of Employee in the performance of duties contemplated by this Agreement which, in the sole discretion of the Board of Directors of Company, is detrimental to the best interests of the Company;

(2)	Any other material breach by Employee, as determined
in the sole discretion of the Board of Directors of Company, of the provisions of this Agreement; or

(3)	The indictment, conviction or plea of guilty or nolo
contendere of Employee to any felony or to a misdemeanor involving moral turpitude.

c.	Termination Without Cause.  Notwithstanding any provision
in this Agreement which may appear to the contrary, Employee's employment shall terminate without "cause" effective immediately upon Employee's receipt of written notice of such termination directed to Employee. In the event Employee's employment is terminated by Company without "cause" (as defined above), Company's obligation to continue to pay Employee's compensation under paragraph 4 hereof shall terminate as of the date of termination. Notwithstanding such termination, however, Company shall remain obligated to pay Employee as a severance benefit the following amounts:

(1)	All the base salary which Employee, but for such
termination, would have been entitled to receive hereunder for two years from the date of termination, to be paid at the same time and in the same manner as provided in paragraph 4(a) (hereinafter referred to as the "Severance Period").

(2)	All Bonus payments which would have accrued to Employee,
but for such termination, during the Severance Period, including a pro rata amount of the Bonus for any portion of a fiscal year included within the Severance Period. Such payments shall be determined and made by Company at the same time and in the same manner as provided in paragraph 4(b) hereof.

6.	Termination of Employment by Employee.

a.	Termination by Employee.  Notwithstanding any provision in
this Agreement which may appear to be the contrary, Employee shall have the right to terminate his employment hereunder upon or after the occurrence of a Change in Control (as defined below) or a Diminution in Responsibility (as defined below) with respect to Employee and, in the event of such a termination by Employee, he shall be entitled to receive as a severance benefit from Company the following amounts:

(1)	All base salary which Employee, but for such
termination, would have been entitled to receive hereunder for the Severance Period (as defined in paragraph 5(c)(1) hereof and including any adjustment thereto authorized by such paragraph). For purposes of this paragraph 6(a)(1), the base salary to be paid to Employee during the Severance Period will be at the rate of base salary in effect on the date of termination. Such payments shall be made by Company at the same time and in the same manner as provided in paragraph 4(a) hereof; and

(2)	All Bonus payments which would have accrued to Employee,
but for such termination, during the Severance Period, including a pro rata amount of the Bonus for any portion of a fiscal year included within the Severance Period. Such payments shall be determined and made by Company at the same time and in the same manner as provided in paragraph 4(b) hereof.

b.	Change in Control.  For purposes of this paragraph 6, the term
"Change in Control" shall be defined to mean any of the following events:

(1)	The acquisition and/or merger in a single transaction or in
any series of transactions by any person acting directly or indirectly or through or in concert with one or more persons
(other than Company) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of
1934) of 25% or more of the combined voting power of the then outstanding voting securities of Company;

(2)	During any period of two consecutive years, individuals
who at the beginning of such period constitute the Board of Directors of Company cease for any reason (other than an uncontested election) to constitute at least a majority thereof.

For purposes of this definition, the term "person" shall mean an individual or a corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or any other form of entity not listed.

c.	Diminution in Responsibility.  For purposes of this
paragraph 6, the term "Diminution of Responsibility" shall be defined to mean any of the following events with respect to Employee:

(1)	Employee, without his written consent, is not
elected or re-elected to or is removed from an office or position at least equal to that which Employee held in connection with his employment immediately prior to the Change of Control; or

(2)	A material change in the nature or scope of the
authorities, powers, functions, duties, titles or responsibilities attached to Employee's position of employment without Employee's written consent as a result of which change Employee's position shall be or become of less dignity, responsibility, importance or scope.

7.	Confidential Information and Trade Secrets.
Employee recognizes and acknowledges that Company has developed and continues to develop and use commercially valuable proprietary technical and non-technical information which is vital to the success of Company's business, and furthermore, that Company utilizes trade secrets in formulating, promoting, financing and selling its products which are entitled to protection from disclosure. Employee shall hold in strict confidence during the Term of this Agreement and at all times thereafter and shall not disclose to any third party any information of a confidential and proprietary nature not generally available to the public which becomes known to Employee in his course of employment with Company, or has become known to Employee in his course of employment with Company prior to the date hereof, relating to the business operations of Company or its customers. If Employee fails to keep and perform every covenant of this paragraph 7, Company shall be entitled to specifically enforce the same by injunction in equity in addition to any other remedies Company may have.

8.	Noncompetition.  Employee shall not, during the Term of
this Agreement and for two (2) years thereafter, within the trade area now or hereafter served by Company, associate in any capacity whatsoever, whether as a promoter, owner, officer, director, employee, partner, lessee, lessor, lender, agent, consultant, advisor, broker, commission salesman or otherwise, in any business which is in competition with the business of Company, except for passive investments in publicly held companies over which Employee does not exercise any controlling influence. Further, Employee shall not, for a period of two (2) years after the termination of his employment hereunder, in any manner, directly or indirectly, contact or solicit any of the then existing customers of Company (including but not limited to, any officer, director, employee, agent or affiliate of a customer) with respect to the business of Company or employ (or contact or solicit for the purpose of seeking to employ) any then existing employee of Company. For purposes of this paragraph 8, the business of Company shall mean E-Commerce activities, and the marketing distribution and/or sale of agricultural inputs (such as seed, chemicals and fertilizer) to farmers in conjunction with the extension of credit by Company to such farmers. If Employee fails to keep and perform every covenant of this paragraph 8, Company shall be entitled to specifically enforce the same by injunction in equity in addition to any other remedies which Company may have. If any portion of this paragraph 8 shall be invalid or unenforceable, such invalidity or unenforceability shall in no way be deemed or construed to affect in any way the enforceability of any other portion of this paragraph 8. If any court in which Company seeks to have the provisions of this paragraph 8 specifically enforced determines that the scope, area or duration hereinafter specified is too broad, such court may determine a reasonable scope, area or duration and shall specifically enforce this paragraph 8 for such scope, area or duration. Employee acknowledges that covenants contained in this paragraph 8 are reasonable in scope, area and duration and are necessary in furtherance of the legitimate interests of Company. Employee represents and warrants that he has available to him sufficient other means of support and that observance of the covenants contained in this paragraph 8 will not deprive him of his ability to earn a livelihood or to support his dependents.

9.	Non-Waiver.  The failure of either party to insist in
any one or more instances upon performance of any of the terms or conditions of this Agreement shall not be construed as a waiver or relinquishment of any right granted hereunder, or of the future performance of any such term, covenant or condition, but the obligations of either party with respect thereto shall continue in full force and effect.

10.	Assignment.  This Agreement and all rights hereunder are
personal to Employee and shall not be assignable by him and any purported assignment thereof shall not be valid and binding on Company. Company may assign this Agreement and all of its rights hereunder to any person, firm or corporation succeeding to the business of Company, provided such person, firm or corporation shall assume by contract or by operation of law all of Company's obligations hereunder.

11.	Entire Agreement.  This Agreement constitutes the entire
agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings between the parties with respect to the subject matter hereof.

12.	Applicable Law.  This Agreement and the legal relations between the parties hereto shall be governed by and construed in accordance with the laws of the State of Iowa.

13.	Notices.  All notices or other communications required or
permitted to be given, pursuant to the terms of this Agreement, shall be in writing and shall be deemed to be duly given when received if delivered in person or by fax, telex, telegram or cable and confirmed by mail, or mailed by registered or certified mail (return receipt requested) or express mail, postage prepaid, as follows:

If to Company:			             Ag Services of America, Inc.
                              Thunder Ridge Court
                              2302 West First
                              Cedar Falls, Iowa 50613

If to Employee:			            Kevin D. Schipper
                              Ag Services of America, Inc.
                              Thunder Ridge Court
                              2302 West First
                              Cedar Falls, Iowa 50613

IN WITNESS WHEREOF, this Employment and Noncompetition Agreement has been executed by the parties as of the Effective Date.



AG SERVICES OF AMERICA, INC.
an Iowa corporation

By: _____________________________
Its: _____________________________

By: _____________________________
Its: _____________________________




"EMPLOYEE"


_________________________________
Kevin D. Schipper

	EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AND NONCOMPETITION AGREEMENT (the "Agreement") is effective as of July 1, 2000, by and between AG SERVICES
OF AMERICA, INC., an Iowa corporation ("Company"), and
Gaylen D. Miller ("Employee").

RECITALS:

WHEREAS, Employee is one of the original founders of Company and has been instrumental in the successful establishment, growth and development of Company and its business operations; and

WHEREAS, it is in the best interest of Company and its shareholders to retain the services of Employee for the period and upon the other terms and conditions provided in this Agreement; and

WHEREAS, Employee is willing to serve in the employ of Company on a full-time basis for the period and upon such other terms and conditions provided within this Agreement.

NOW, THEREFORE, in consideration of the foregoing recitals which are incorporated in and made a part of this Agreement, and in further consideration of the mutual agreements, provisions and covenants contained herein, the parties hereto agree as follows:

1.	Employment.  Company hereby employs Employee, and Employee
hereby accepts employment with Company, all upon the terms and conditions contained in this Agreement.

2.	Services.  Employee shall devote his entire working time
and attention to the business of Company. Employee shall perform such management level duties as assigned to him from time to time by the Board of Directors of Company. Employee shall carry out his duties within the policies and directions as established by Company and in a prudent, businesslike manner.

3.	Term.  Company agrees to employ Employee and Employee agrees to remain in the employment of Company for a term commencing on the date hereof and continuing for a period of three (3) years. At the end of each year the agreement shall automatically renew for an additional year unless earlier terminated in accordance with the provisions hereof (the "Term").

4.	Compensation.  In consideration for all services rendered by
Employee under the terms of this Agreement, Company agrees to compensate Employee as follows:

a.	Base Salary.  Company shall pay Employee a base salary of
$250,000 per year, which shall be paid in accordance with the normal payroll practices of Company in effect from time to time. Employee's base salary shall be reviewed annually by the Board of Directors during the Term and may be adjusted upward (but not downward) if deemed necessary or appropriate in the sole discretion of the Board of Directors.

b.	Bonus.  The Company shall pay Employee a performance
bonus based upon the earning per share ("EPS") growth of the Company. The EPS growth shall be determined by comparing the fiscal year end audited results to the EPS of the previous year. The Employee bonus payment shall be $150,000 if the EPS growth is 15%. The bonus shall be adjusted upward by $10,000 for each full percent increase above 15% and conversely be adjusted downward by $5,000 for each full percent that falls below 15%. In the event the Company fails to achieve what the Board deems to be appropriate sustained growth, the Board in its discretion may determine the bonus by comparing the fiscal year end audited results to the EPS of either of the two prior year's end results, whichever is higher. The Board of Directors in its sole discretion may elect to exclude from EPS calculations any events which may have a negative short term impact to EPS yet may be considered significant to the long term success of the Company. The EPS will be determined by the annual audit of Company prepared in accordance with generally accepted accounting principles by an independent certified public accountant selected by Company. The Bonus will be paid no later than thirty (30) days after completion of such audit, with deductions for payroll taxes and other items of withholding applicable to Employee.

c.	Automobile and Life Insurance.  At all times during
the Term hereof, Company shall at its expense provide Employee with: (i) an automobile of such make and model as determined in accordance with Company policy as in effect from time to time; and (ii) a life insurance policy covering employee with a face value not less than Two Hundred Fifty Thousand Dollars ($250,000) payable to such beneficiary as Employee in his sole discretion may designate from time to time.

d.	Other Fringe Benefits.  Employee shall be entitled
to participate (at the expense of Company) in all now existing or hereafter adopted plans providing fringe benefits to the key executive personnel of Company and in all now existing or hereafter adopted plans (to the extent eligible therefore) providing benefits to Company's employees in general, including, but not limited to, group life insurance, supplemental life insurance and health and accident insurance.

5.	Termination of Employment by Company.

a.	Termination on Account of Disability.  Employee's employment under this Agreement shall terminate in the event of Employee's disability (as hereinafter defined) during the Term hereof.
For purposes of this Agreement, "disability" shall be defined as:
(i) the permanent physical or mental disability of Employee continuing for a period of at least six (6) consecutive months which prevents Employee from performing a major portion of his duties as certified by three reputable practicing physicians in the State of Iowa, with one such physician selected by Company, another such physician selected by Employee and the third such physician selected by the two physicians selected by Company and Employee, and the decision of a majority of the three physicians shall be binding upon the parties; or (ii) the death of Employee.
In such event, Company's obligation to continue to pay Employee's compensation under paragraph 4 hereof shall terminate as of the end of the month during which a determination of "disability" in accordance with this paragraph has been made. However, notwithstanding such termination, Company shall remain obligated to pay Employee (or, in the event of death, to Employee's spouse or, if she is not living, then to Employee's estate or such other person or entity as Employee shall designate) the following amounts:

(1)	Any base salary which is due and unpaid at the date
of termination, plus a pro rata Bonus amount. The pro rata Bonus amount shall be calculated by dividing number of days worked in the fiscal year in which the termination occurs by 365 and applying that percentage to the Bonus calculations specified in paragraph 4(b) hereof. The Bonus will be paid at the time specified in paragraph 4(b) hereof); and

(2)	A severance benefit consisting of a monthly payment
equal to one-half (1/2) of the amount Employee would have been entitled to receive on a monthly basis as base salary pursuant to paragraph 4(a) hereof, commencing with the month of termination and continuing each month thereafter through and including the term of this agreement. For purposes of this paragraph 5(a), the base salary used to determine the severance benefit will be the rate of base salary in effect on the date of termination.

b.	Termination for Cause.  Notwithstanding any provision in
this Agreement which may appear to be to the contrary, Employee's employment under this Agreement shall terminate for "cause" effective immediately upon Employee's receipt of written notice from Company of such termination directed to Employee, and, in such event, the obligation of Company to pay Employee's compensation under paragraph 4 of this Agreement shall immediately terminate. However, notwithstanding such termination,

Company shall remain obligated to pay Employee any base salary which is due and unpaid as of the date of termination, plus a pro rata Bonus amount. The pro rata Bonus amount shall be calculated by dividing number of days worked in the fiscal year in which the termination occurs by 365 and applying that percentage to the Bonus calculation specified in paragraph 4(b) hereof. For purposes of this Agreement, "cause" shall be defined as the occurrence of any one or more of the following events:

(1)	A repeated neglect of duties, a violation of the
Company's policies, malfeasance, nonfeasance, or other conduct of Employee in the performance of duties contemplated by this Agreement which, in the sole discretion of the Board of Directors of Company, is detrimental to the best interests of the Company;

(2)	Any other material breach by Employee, as determined
in the sole discretion of the Board of Directors of Company, of the provisions of this Agreement; or

(3)	The indictment, conviction or plea of guilty or nolo
contendere of Employee to any felony or to a misdemeanor involving moral turpitude.

c.	Termination Without Cause.  Notwithstanding any provision
in this Agreement which may appear to the contrary, Employee's employment shall terminate without "cause" effective immediately upon Employee's receipt of written notice of such termination directed to Employee. In the event Employee's employment is terminated by Company without "cause" (as defined above), Company's obligation to continue to pay Employee's compensation under paragraph 4 hereof shall terminate as of the date of termination. Notwithstanding such termination, however, Company shall remain obligated to pay Employee as a severance benefit the following amounts:

(1)	All the base salary which Employee, but for such
termination, would have been entitled to receive hereunder for two years from the date of termination, to be paid at the same time and in the same manner as provided in paragraph 4(a) (hereinafter referred to as the "Severance Period").

(2)	All Bonus payments which would have accrued to Employee,
but for such termination, during the Severance Period, including a pro rata amount of the Bonus for any portion of a fiscal year included within the Severance Period. Such payments shall be determined and made by Company at the same time and in the same manner as provided in paragraph 4(b) hereof.

6.	Termination of Employment by Employee.

a.	Termination by Employee.  Notwithstanding any provision in
this Agreement which may appear to be the contrary, Employee shall have the right to terminate his employment hereunder upon or after the occurrence of a Change in Control (as defined below) or a Diminution in Responsibility (as defined below) with respect to Employee and, in the event of such a termination by Employee, he shall be entitled to receive as a severance benefit from Company the following amounts:

(1)	All base salary which Employee, but for such
termination, would have been entitled to receive hereunder for the Severance Period (as defined in paragraph 5(c)(1) hereof and including any adjustment thereto authorized by such paragraph). For purposes of this paragraph 6(a)(1), the base salary to be paid to Employee during the Severance Period will be at the rate of base salary in effect on the date of termination. Such payments shall be made by Company at the same time and in the same manner as provided in paragraph 4(a) hereof; and

(2)	All Bonus payments which would have accrued to Employee,
but for such termination, during the Severance Period, including a pro rata amount of the Bonus for any portion of a fiscal year included within the Severance Period. Such payments shall be determined and made by Company at the same time and in the same manner as provided in paragraph 4(b) hereof.

b.	Change in Control.  For purposes of this paragraph 6, the term
"Change in Control" shall be defined to mean any of the following events:

(1)	The acquisition and/or merger in a single transaction or in
any series of transactions by any person acting directly or indirectly or through or in concert with one or more persons
(other than Company) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of
1934) of 25% or more of the combined voting power of the then outstanding voting securities of Company;

(2)	During any period of two consecutive years, individuals
who at the beginning of such period constitute the Board of Directors of Company cease for any reason (other than an uncontested election) to constitute at least a majority thereof.

For purposes of this definition, the term "person" shall mean an individual or a corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or any other form of entity not listed.

c.	Diminution in Responsibility.  For purposes of this
paragraph 6, the term "Diminution of Responsibility" shall be defined to mean any of the following events with respect to Employee:

(1)	Employee, without his written consent, is not
elected or re-elected to or is removed from an office or position at least equal to that which Employee held in connection with his employment immediately prior to the Change of Control; or

(2)	A material change in the nature or scope of the
authorities, powers, functions, duties, titles or responsibilities attached to Employee's position of employment without Employee's written consent as a result of which change Employee's position shall be or become of less dignity, responsibility, importance or scope.

7.	Confidential Information and Trade Secrets.
Employee recognizes and acknowledges that Company has developed and continues to develop and use commercially valuable proprietary technical and non-technical information which is vital to the success of Company's business, and furthermore, that Company utilizes trade secrets in formulating, promoting, financing and selling its products which are entitled to protection from disclosure. Employee shall hold in strict confidence during the Term of this Agreement and at all times thereafter and shall not disclose to any third party any information of a confidential and proprietary nature not generally available to the public which becomes known to Employee in his course of employment with Company, or has become known to Employee in his course of employment with Company prior to the date hereof, relating to the business operations of Company or its customers. If Employee fails to keep and perform every covenant of this paragraph 7, Company shall be entitled to specifically enforce the same by injunction in equity in addition to any other remedies Company may have.

8.	Noncompetition.  Employee shall not, during the Term of
this Agreement and for two (2) years thereafter, within the trade area now or hereafter served by Company, associate in any capacity whatsoever, whether as a promoter, owner, officer, director, employee, partner, lessee, lessor, lender, agent, consultant, advisor, broker, commission salesman or otherwise, in any business which is in competition with the business of Company, except for passive investments in publicly held companies over which Employee does not exercise any controlling influence. Further, Employee shall not, for a period of two (2) years after the termination of his employment hereunder, in any manner, directly or indirectly, contact or solicit any of the then existing customers of Company (including but not limited to, any officer, director, employee, agent or affiliate of a customer) with respect to the business of Company or employ (or contact or solicit for the purpose of seeking to employ) any then existing employee of Company. For purposes of this paragraph 8, the business of Company shall mean E-Commerce activities, and the marketing distribution and/or sale of agricultural inputs (such as seed, chemicals and fertilizer) to farmers in conjunction with the extension of credit by Company to such farmers. If Employee fails to keep and perform every covenant of this paragraph 8, Company shall be entitled to specifically enforce the same by injunction in equity in addition to any other remedies which Company may have. If any portion of this paragraph 8 shall be invalid or unenforceable, such invalidity or unenforceability shall in no way be deemed or construed to affect in any way the enforceability of any other portion of this paragraph 8. If any court in which Company seeks to have the provisions of this paragraph 8 specifically enforced determines that the scope, area or duration hereinafter specified is too broad, such court may determine a reasonable scope, area or duration and shall specifically enforce this paragraph 8 for such scope, area or duration. Employee acknowledges that covenants contained in this paragraph 8 are reasonable in scope, area and duration and are necessary in furtherance of the legitimate interests of Company. Employee represents and warrants that he has available to him sufficient other means of support and that observance of the covenants contained in this paragraph 8 will not deprive him of his ability to earn a livelihood or to support his dependents.

9.	Non-Waiver.  The failure of either party to insist in
any one or more instances upon performance of any of the terms or conditions of this Agreement shall not be construed as a waiver or relinquishment of any right granted hereunder, or of the future performance of any such term, covenant or condition, but the obligations of either party with respect thereto shall continue in full force and effect.

10.	Assignment.  This Agreement and all rights hereunder are
personal to Employee and shall not be assignable by him and any purported assignment thereof shall not be valid and binding on Company. Company may assign this Agreement and all of its rights hereunder to any person, firm or corporation succeeding to the business of Company, provided such person, firm or corporation shall assume by contract or by operation of law all of Company's obligations hereunder.

11.	Entire Agreement.  This Agreement constitutes the entire
agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings between the parties with respect to the subject matter hereof.

12.	Applicable Law.  This Agreement and the legal relations between the parties hereto shall be governed by and construed in accordance with the laws of the State of Iowa.

13.	Notices.  All notices or other communications required or
permitted to be given, pursuant to the terms of this Agreement, shall be in writing and shall be deemed to be duly given when received if delivered in person or by fax, telex, telegram or cable and confirmed by mail, or mailed by registered or certified mail (return receipt requested) or express mail, postage prepaid, as follows:

If to Company:			             Ag Services of America, Inc.
                              Thunder Ridge Court
                              2302 West First
                              Cedar Falls, Iowa 50613

If to Employee:			            Gaylen D. Miller
                              Ag Services of America, Inc.
                              Thunder Ridge Court
                              2302 West First
                              Cedar Falls, Iowa 50613

IN WITNESS WHEREOF, this Employment and Noncompetition Agreement has been executed by the parties as of the Effective Date.



AG SERVICES OF AMERICA, INC.
an Iowa corporation

By: _____________________________
Its: _____________________________

By: _____________________________
Its: _____________________________




"EMPLOYEE"


_________________________________
Gaylen D. Miller

	EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AND NONCOMPETITION AGREEMENT (the "Agreement") is effective as of July 1, 2000, by and between AG SERVICES
OF AMERICA, INC., an Iowa corporation ("Company"), and
Henry C. Jungling ("Employee").

RECITALS:

WHEREAS, Employee is one of the original founders of Company and has been instrumental in the successful establishment, growth and development of Company and its business operations; and

WHEREAS, it is in the best interest of Company and its shareholders to retain the services of Employee for the period and upon the other terms and conditions provided in this Agreement; and

WHEREAS, Employee is willing to serve in the employ of Company on a full-time basis for the period and upon such other terms and conditions provided within this Agreement.

NOW, THEREFORE, in consideration of the foregoing recitals which are incorporated in and made a part of this Agreement, and in further consideration of the mutual agreements, provisions and covenants contained herein, the parties hereto agree as follows:

1.	Employment.  Company hereby employs Employee, and Employee
hereby accepts employment with Company, all upon the terms and conditions contained in this Agreement.

2.	Services.  Employee shall devote his entire working time
and attention to the business of Company. Employee shall perform such management level duties as assigned to him from time to time by the Board of Directors of Company. Employee shall carry out his duties within the policies and directions as established by Company and in a prudent, businesslike manner.

3.	Term.  Company agrees to employ Employee and Employee agrees to remain in the employment of Company for a term commencing on the date hereof and continuing for a period of three (3) years. At the end of each year the agreement shall automatically renew for an additional year unless earlier terminated in accordance with the provisions hereof (the "Term").

4.	Compensation.  In consideration for all services rendered by
Employee under the terms of this Agreement, Company agrees to compensate Employee as follows:

a.	Base Salary.  Company shall pay Employee a base salary of
$250,000 per year, which shall be paid in accordance with the normal payroll practices of Company in effect from time to time. Employee's base salary shall be reviewed annually by the Board of Directors during the Term and may be adjusted upward (but not downward) if deemed necessary or appropriate in the sole discretion of the Board of Directors.

b.	Bonus.  The Company shall pay Employee a performance
bonus based upon the earning per share ("EPS") growth of the Company. The EPS growth shall be determined by comparing the fiscal year end audited results to the EPS of the previous year. The Employee bonus payment shall be $150,000 if the EPS growth is 15%. The bonus shall be adjusted upward by $10,000 for each full percent increase above 15% and conversely be adjusted downward by $5,000 for each full percent that falls below 15%. In the event the Company fails to achieve what the Board deems to be appropriate sustained growth, the Board in its discretion may determine the bonus by comparing the fiscal year end audited results to the EPS of either of the two prior year's end results, whichever is higher. The Board of Directors in its sole discretion may elect to exclude from EPS calculations any events which may have a negative short term impact to EPS yet may be considered significant to the long term success of the Company. The EPS will be determined by the annual audit of Company prepared in accordance with generally accepted accounting principles by an independent certified public accountant selected by Company. The Bonus will be paid no later than thirty (30) days after completion of such audit, with deductions for payroll taxes and other items of withholding applicable to Employee.

c.	Automobile and Life Insurance.  At all times during
the Term hereof, Company shall at its expense provide Employee with: (i) an automobile of such make and model as determined in accordance with Company policy as in effect from time to time; and (ii) a life insurance policy covering employee with a face value not less than Two Hundred Fifty Thousand Dollars ($250,000) payable to such beneficiary as Employee in his sole discretion may designate from time to time.

d.	Other Fringe Benefits.  Employee shall be entitled
to participate (at the expense of Company) in all now existing or hereafter adopted plans providing fringe benefits to the key executive personnel of Company and in all now existing or hereafter adopted plans (to the extent eligible therefore) providing benefits to Company's employees in general, including, but not limited to, group life insurance, supplemental life insurance and health and accident insurance.

5.	Termination of Employment by Company.

a.	Termination on Account of Disability.  Employee's employment under this Agreement shall terminate in the event of Employee's disability (as hereinafter defined) during the Term hereof.
For purposes of this Agreement, "disability" shall be defined as:
(i) the permanent physical or mental disability of Employee continuing for a period of at least six (6) consecutive months which prevents Employee from performing a major portion of his duties as certified by three reputable practicing physicians in the State of Iowa, with one such physician selected by Company, another such physician selected by Employee and the third such physician selected by the two physicians selected by Company and Employee, and the decision of a majority of the three physicians shall be binding upon the parties; or (ii) the death of Employee.
In such event, Company's obligation to continue to pay Employee's compensation under paragraph 4 hereof shall terminate as of the end of the month during which a determination of "disability" in accordance with this paragraph has been made. However, notwithstanding such termination, Company shall remain obligated to pay Employee (or, in the event of death, to Employee's spouse or, if she is not living, then to Employee's estate or such other person or entity as Employee shall designate) the following amounts:

(1)	Any base salary which is due and unpaid at the date
of termination, plus a pro rata Bonus amount. The pro rata Bonus amount shall be calculated by dividing number of days worked in the fiscal year in which the termination occurs by 365 and applying that percentage to the Bonus calculations specified in paragraph 4(b) hereof. The Bonus will be paid at the time specified in paragraph 4(b) hereof); and

(2)	A severance benefit consisting of a monthly payment
equal to one-half (1/2) of the amount Employee would have been entitled to receive on a monthly basis as base salary pursuant to paragraph 4(a) hereof, commencing with the month of termination and continuing each month thereafter through and including the term of this agreement. For purposes of this paragraph 5(a), the base salary used to determine the severance benefit will be the rate of base salary in effect on the date of termination.

b.	Termination for Cause.  Notwithstanding any provision in
this Agreement which may appear to be to the contrary, Employee's employment under this Agreement shall terminate for "cause" effective immediately upon Employee's receipt of written notice from Company of such termination directed to Employee, and, in such event, the obligation of Company to pay Employee's compensation under paragraph 4 of this Agreement shall immediately terminate. However, notwithstanding such termination,

Company shall remain obligated to pay Employee any base salary which is due and unpaid as of the date of termination, plus a pro rata Bonus amount. The pro rata Bonus amount shall be calculated by dividing number of days worked in the fiscal year in which the termination occurs by 365 and applying that percentage to the Bonus calculation specified in paragraph 4(b) hereof. For purposes of this Agreement, "cause" shall be defined as the occurrence of any one or more of the following events:

(1)	A repeated neglect of duties, a violation of the
Company's policies, malfeasance, nonfeasance, or other conduct of Employee in the performance of duties contemplated by this Agreement which, in the sole discretion of the Board of Directors of Company, is detrimental to the best interests of the Company;

(2)	Any other material breach by Employee, as determined
in the sole discretion of the Board of Directors of Company, of the provisions of this Agreement; or

(3)	The indictment, conviction or plea of guilty or nolo
contendere of Employee to any felony or to a misdemeanor involving moral turpitude.

c.	Termination Without Cause.  Notwithstanding any provision
in this Agreement which may appear to the contrary, Employee's employment shall terminate without "cause" effective immediately upon Employee's receipt of written notice of such termination directed to Employee. In the event Employee's employment is terminated by Company without "cause" (as defined above), Company's obligation to continue to pay Employee's compensation under paragraph 4 hereof shall terminate as of the date of termination. Notwithstanding such termination, however, Company shall remain obligated to pay Employee as a severance benefit the following amounts:

(1)	All the base salary which Employee, but for such
termination, would have been entitled to receive hereunder for two years from the date of termination, to be paid at the same time and in the same manner as provided in paragraph 4(a) (hereinafter referred to as the "Severance Period").

(2)	All Bonus payments which would have accrued to Employee,
but for such termination, during the Severance Period, including a pro rata amount of the Bonus for any portion of a fiscal year included within the Severance Period. Such payments shall be determined and made by Company at the same time and in the same manner as provided in paragraph 4(b) hereof.

6.	Termination of Employment by Employee.

a.	Termination by Employee.  Notwithstanding any provision in
this Agreement which may appear to be the contrary, Employee shall have the right to terminate his employment hereunder upon or after the occurrence of a Change in Control (as defined below) or a Diminution in Responsibility (as defined below) with respect to Employee and, in the event of such a termination by Employee, he shall be entitled to receive as a severance benefit from Company the following amounts:

(1)	All base salary which Employee, but for such
termination, would have been entitled to receive hereunder for the Severance Period (as defined in paragraph 5(c)(1) hereof and including any adjustment thereto authorized by such paragraph). For purposes of this paragraph 6(a)(1), the base salary to be paid to Employee during the Severance Period will be at the rate of base salary in effect on the date of termination. Such payments shall be made by Company at the same time and in the same manner as provided in paragraph 4(a) hereof; and

(2)	All Bonus payments which would have accrued to Employee,
but for such termination, during the Severance Period, including a pro rata amount of the Bonus for any portion of a fiscal year included within the Severance Period. Such payments shall be determined and made by Company at the same time and in the same manner as provided in paragraph 4(b) hereof.

b.	Change in Control.  For purposes of this paragraph 6, the term
"Change in Control" shall be defined to mean any of the following events:

(1)	The acquisition and/or merger in a single transaction or in
any series of transactions by any person acting directly or indirectly or through or in concert with one or more persons
(other than Company) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of
1934) of 25% or more of the combined voting power of the then outstanding voting securities of Company;

(2)	During any period of two consecutive years, individuals
who at the beginning of such period constitute the Board of Directors of Company cease for any reason (other than an uncontested election) to constitute at least a majority thereof.

For purposes of this definition, the term "person" shall mean an individual or a corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or any other form of entity not listed.

c.	Diminution in Responsibility.  For purposes of this
paragraph 6, the term "Diminution of Responsibility" shall be defined to mean any of the following events with respect to Employee:

(1)	Employee, without his written consent, is not
elected or re-elected to or is removed from an office or position at least equal to that which Employee held in connection with his employment immediately prior to the Change of Control; or

(2)	A material change in the nature or scope of the
authorities, powers, functions, duties, titles or responsibilities attached to Employee's position of employment without Employee's written consent as a result of which change Employee's position shall be or become of less dignity, responsibility, importance or scope.

7.	Confidential Information and Trade Secrets.
Employee recognizes and acknowledges that Company has developed and continues to develop and use commercially valuable proprietary technical and non-technical information which is vital to the success of Company's business, and furthermore, that Company utilizes trade secrets in formulating, promoting, financing and selling its products which are entitled to protection from disclosure. Employee shall hold in strict confidence during the Term of this Agreement and at all times thereafter and shall not disclose to any third party any information of a confidential and proprietary nature not generally available to the public which becomes known to Employee in his course of employment with Company, or has become known to Employee in his course of employment with Company prior to the date hereof, relating to the business operations of Company or its customers. If Employee fails to keep and perform every covenant of this paragraph 7, Company shall be entitled to specifically enforce the same by injunction in equity in addition to any other remedies Company may have.

8.	Noncompetition.  Employee shall not, during the Term of
this Agreement and for two (2) years thereafter, within the trade area now or hereafter served by Company, associate in any capacity whatsoever, whether as a promoter, owner, officer, director, employee, partner, lessee, lessor, lender, agent, consultant, advisor, broker, commission salesman or otherwise, in any business which is in competition with the business of Company, except for passive investments in publicly held companies over which Employee does not exercise any controlling influence. Further, Employee shall not, for a period of two (2) years after the termination of his employment hereunder, in any manner, directly or indirectly, contact or solicit any of the then existing customers of Company (including but not limited to, any officer, director, employee, agent or affiliate of a customer) with respect to the business of Company or employ (or contact or solicit for the purpose of seeking to employ) any then existing employee of Company. For purposes of this paragraph 8, the business of Company shall mean E-Commerce activities, and the marketing distribution and/or sale of agricultural inputs (such as seed, chemicals and fertilizer) to farmers in conjunction with the extension of credit by Company to such farmers. If Employee fails to keep and perform every covenant of this paragraph 8, Company shall be entitled to specifically enforce the same by injunction in equity in addition to any other remedies which Company may have. If any portion of this paragraph 8 shall be invalid or unenforceable, such invalidity or unenforceability shall in no way be deemed or construed to affect in any way the enforceability of any other portion of this paragraph 8. If any court in which Company seeks to have the provisions of this paragraph 8 specifically enforced determines that the scope, area or duration hereinafter specified is too broad, such court may determine a reasonable scope, area or duration and shall specifically enforce this paragraph 8 for such scope, area or duration. Employee acknowledges that covenants contained in this paragraph 8 are reasonable in scope, area and duration and are necessary in furtherance of the legitimate interests of Company. Employee represents and warrants that he has available to him sufficient other means of support and that observance of the covenants contained in this paragraph 8 will not deprive him of his ability to earn a livelihood or to support his dependents.

9.	Non-Waiver.  The failure of either party to insist in
any one or more instances upon performance of any of the terms or conditions of this Agreement shall not be construed as a waiver or relinquishment of any right granted hereunder, or of the future performance of any such term, covenant or condition, but the obligations of either party with respect thereto shall continue in full force and effect.

10.	Assignment.  This Agreement and all rights hereunder are
personal to Employee and shall not be assignable by him and any purported assignment thereof shall not be valid and binding on Company. Company may assign this Agreement and all of its rights hereunder to any person, firm or corporation succeeding to the business of Company, provided such person, firm or corporation shall assume by contract or by operation of law all of Company's obligations hereunder.

11.	Entire Agreement.  This Agreement constitutes the entire
agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings between the parties with respect to the subject matter hereof.

12.	Applicable Law.  This Agreement and the legal relations between the parties hereto shall be governed by and construed in accordance with the laws of the State of Iowa.

13.	Notices.  All notices or other communications required or
permitted to be given, pursuant to the terms of this Agreement, shall be in writing and shall be deemed to be duly given when received if delivered in person or by fax, telex, telegram or cable and confirmed by mail, or mailed by registered or certified mail (return receipt requested) or express mail, postage prepaid, as follows:

If to Company:			Ag Services of America, Inc.
                              Thunder Ridge Court
                              2302 West First
                              Cedar Falls, Iowa 50613

If to Employee:			Henry C. Jungling
                              Ag Services of America, Inc.
                              Thunder Ridge Court
                              2302 West First
                              Cedar Falls, Iowa 50613

IN WITNESS WHEREOF, this Employment and Noncompetition Agreement has been executed by the parties as of the Effective Date.



AG SERVICES OF AMERICA, INC.
an Iowa corporation

By: _____________________________
Its: _____________________________

By: _____________________________
Its: _____________________________




"EMPLOYEE"


_________________________________
Henry C. Jungling







				  AG SERVICES OF AMERICA, INC.

                                 EXHIBIT 11
               STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
 					    Three Months Ended      Nine Months Ended
                                     November 30,            November 30,
                                  2000        1999        2000        1999
                               ----------- ----------- ----------- -----------
Computation of weighted average
  number of basic shares:
Basic:
 Common shares outstanding at
  beginning of the period        5,269,964   5,233,864   5,249,039   5,212,604
 Weighted average number of
  shares issued during the
  period                             2,522       2,633      19,439      17,653
                               ----------- ----------- ----------- -----------

Weighted average shares
   outstanding (basic)           5,272,486   5,236,497   5,268,478   5,230,257
                               =========== =========== =========== ===========
Net income available to
  shareholders:
 Income from continuing
   operations                     $997,658  $1,686,941  $6,855,525  $7,541,134
 Discontinued operations                 -     (71,597)          -    (121,446)
                               ----------- ----------- ----------- -----------
Net income available to
 stockholders:                    $997,658  $1,615,344  $6,855,525  $7,419,688
                               =========== =========== =========== ===========

Basic earnings per share:
  Income from continuing
   operations                        $0.19       $0.32       $1.30       $1.44
  Discontinued opeartions                -       (0.01)          -       (0.02)
	                         ----------- ----------- ----------- -----------
  Basic earnings per share           $0.19       $0.31       $1.30       $1.42
                               =========== =========== =========== ===========

Diluted:
 Common shares outstanding at
  beginning of the period        5,269,964   5,233,864   5,249,039   5,212,604
 Weighted average number of
  shares issued during the
  period                             2,522       2,633      19,439      17,653
 Weighted average of potential
  dilutive shares computed
  using the treasury stock
  method using the average
  market price during the
  period:
      Option (1)                   203,517     208,274     239,052     217,641
                               ----------- ----------- ----------- -----------
Weighted average shares
 outstanding (diluted)           5,476,003   5,444,771   5,507,530   5,447,898
                               =========== =========== =========== ===========


Net income
 Income from continuing
  operations                      $997,658  $1,686,941  $6,855,525  $7,541,134
 Discontinued operations                 -     (71,597)          -    (121,446)
                               ----------- ----------- ----------- -----------
Net income available to
 stockholders                     $997,658  $1,615,344  $6,855,525  $7,419,688
                               =========== =========== =========== ===========

Diluted earnings per share
 Income from continuing
  operations                         $0.18       $0.31       $1.24       $1.38
 Discontinued operations                 -       (0.01)          -       (0.02)
                               ----------- ----------- ----------- -----------
 Diluted earnings per share          $0.18       $0.30       $1.24       $1.36
                               =========== =========== =========== ===========



(1) Some of the stock options have been excluded because they are antidilutive.