Form 10-K
period 2001-02-28
AG SERVICES OF AMERICA INC
filed 2001-05-25
CIK 875354

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
             Washington, DC 20549

                   FORM 10-K

(Mark One)
[X]Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended    February 28, 2001

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

  The aggregate market value of voting stock held by non-affiliates of the registrant as of April 13, 2001, was approximately $62,649,000 (based on the last reported sale price of $15.15 per share on April 12, 2001, on the New York Stock Exchange).

  As of April 13, 2001, 5,281,064 shares of the registrant's common stock, no par value, were issued and outstanding. At that date, there were 120 stockholders of record and approximately 3,100 stockholders for whom securities firms acted as nominees.

             DOCUMENTS INCORPORATED BY REFERENCE

Herein the following documents are incorporated by reference:

  Selected portions of the Registrant's Annual Report to Stockholders for the year ended February 28, 2001, are incorporated by reference into Part II.

  Selected portions of the Registrant's Definitive Proxy Statement for the annual shareholders' meeting to be held August 1, 2001, are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General Development of Business

Ag Services of America, Inc. (the "Company") was incorporated under the laws of the state of Iowa in 1985. The Company supplies farm inputs, including seed, fertilizer, agricultural chemicals, crop insurance and cash advances for rent, fuel and irrigation, to farmers through out the United States. The Company buys seed, fertilizer, agricultural chemicals and other farm inputs from numerous national and regional manufacturers, distributors and suppliers of seed, fertilizer and agricultural chemicals. Farmers have traditionally purchased farm inputs from one or more suppliers using credit from commercial banks, the Farm Credit System, the FmHA or other agricultural lenders. The Company extends credit and provides farmers the convenience of purchasing and financing a wide variety of farm inputs from a single source at competitive prices.

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

On April 22, 1993, the Company completed a public offering of $13,800,000 principal amount of 7% Convertible Subordinated Debentures due 2003 (including $1,800,000 due to over-allotments) ("the Debentures"). The Debentures were convertible into Common Stock of the Company at $9.25 per share. The Company received net proceeds of approximately
$12.9 million.

On June 7, 1996, the Company called for redemption or conversion all of its outstanding Debentures. From June 7, 1996 through July 10, 1996, the redemption date, the Company issued 1,487,669 shares of common stock upon conversion of $13,761,000 of Debentures and redeemed $39,000 of Debentures as full settlement of all $13,800,000 of the Debentures outstanding.

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

Products and Suppliers:

The Company buys seed, fertilizer, agricultural chemicals and other farm inputs from numerous manufacturers, distributors or dealers.
These suppliers generally deliver the farm inputs directly to the Company's customers. The Company negotiates the purchase price, discounts and trade credit annually with most of these suppliers. During the year ended February 28, 2001 ("Fiscal 2001"), the percentage of net revenues attributed to the sale of seed, fertilizer, agricultural chemicals, and other farm inputs including, among others, cash rents, fuel, and irrigation was 12.8%, 12.5%, 14.0% and 51.5%, respectively. The balance of the Company's net revenues from continuing operations in Fiscal 2001 was attributed to financing income.

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

Insurance, Cash Rents, Fuel, Irrigation and Custom Application. The Company offers its customers multi-peril crop insurance as an agent, although customers may also purchase multi-peril crop insurance from other insurance agents. Through thirty-six of its employees, the Company is currently licensed as an insurance agent in 30 states. When customers purchase the insurance through the Company's agent, the Company receives a standard industry commission based on the premium amount.

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

Farm Input Pricing and Finance Charges:

The Company structures its pricing of farm inputs so that the net prices paid by its customers who take advantage of the Company's payment discounts are generally competitive with farm inputs purchased from another distributor or supplier. The Company obtains volume discounts for certain farm inputs and may pass all or a portion of those discounts to its customers. The Company charges its customers for farm inputs when provided. Finance charges on credit extended to a customer commence immediately for cash rents provided by the Company and on the date shipped for other farm input products sold by the Company to a customer. The Company establishes and fixes its interest rates each year based on the Company's estimate of anticipated interest costs over the year. For the year ending February 28, 2002 ("Fiscal 2002"), the Company's customers will be charged interest at a variable rate note at prime to 4.0% above prime based on the credit worthiness of the customer. As of April 23, 2001, the current prime rate is 7.50% per annum as published in the Midwest Edition of The Wall Street Journal.

Customer accounts, including all interest, are due by January
15th for North accounts and January 31st for South accounts. The Company currently assesses a 3.0% program fee based on the customer's established credit limit and the customer can earn back all or part of the program fee based on the following repayment dates for North accounts: 3.0% for customer accounts paid off by December 1, 2.0% for customer accounts paid off by December 21 and 1.0% for customer accounts paid off by January 15th. South accounts, 3.0% for customer accounts paid off by December 18, 2.0% for customer accounts paid off by January 8 and 1.0% for customer accounts paid off by January 31st.

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

Credit Policy and Customer Notes:

The Company has established a credit policy with procedures for credit review and approval. Each new customer and customers from prior years must provide financial and credit information to the Company. If a customer is approved by the Company for credit, the Company will generally extend credit of up to 80% to 95% of the insured value of that customer's planned crop, based on his multi-peril insurance coverage. The Company secures its position principally by obtaining a lien on the crop and by receiving an assignment of the farmer's multi-peril crop insurance and government farm program payments, if available. For certain customers, the Company's lien on the crop might be subordinate to one or more prior liens, which would directly reduce the amount of credit available to that customer. The Company obtains a current credit report or search to verify the priority of the Company's lien. The Company also contacts customer references, and for larger accounts, the Company may visit the prospective customer's farm to review farm operations before extending credit.

The Company's principal asset is its notes receivable from customers who finance their purchase of farm inputs from the Company throughout the crop growing cycle. At February 28, 2001 and February 29, 2000: the total number of customer accounts was 1,477 and 1,533, respectively; the total outstanding customer notes receivable were $216,848,000 and $160,607,000, respectively. For the years ended February 28, 2001 and February 29, 2000, there were no individual customers whose accounts were 5% or more of the Company's total customer notes receivable at year end.

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

Some customers may wish to store their crops for later sale, or for other reasons may not pay their accounts in full when due. The Company monitors and documents its collateral and collection position on all accounts on an ongoing basis. The Company will informally extend the payment of a customer's note receivable to accommodate a customer's crop marketing requirements if the Company determines that there continues to be sufficient collateral. Therefore, a customer's note receivable that is past due may not be past due because of a customer's inability to pay or collateral impairment. The amount of customer notes receivable that were past due (including notes extended by the Company) at February 28, 2001 and February 29, 2000 was $120,779,000 and $84,046,000, respectively. The amount of past due customer notes receivable increased from 28.5% of net revenues from continuing operations in Fiscal 2000 to 34.9% in Fiscal 2001, primarily as a result of increased financing of potato and sugar beet agricultural producers whose crop marketing plans extend from nine to twelve months pas harvest. This increase in past due customer notes receivable was in line with the Company's expectations. The increased dollar amount of past due customer notes receivable has not had a material adverse affect on the Company's earnings, and management does not believe that this increase will have a material adverse affect on earnings or the Company's ability to supply and finance farm inputs in the future.

The Company also continually evaluates and classifies each customer account based on collateral and expected timing of collection in determining its allowance for doubtful notes. At February 28, 2001 and February 29, 2000, the Company's allowance for doubtful notes were $7,300,000 and $4,550,000, respectively.

Sales and Marketing:

The Company markets its program through advertising, including direct mail and telemarketing, customer solicitation and referrals, including cooperative marketing efforts with several major seed and fertilizer suppliers which allow the Company to market its program through their dealer networks. In addition, the Company employs thirty-three full time salaried sales people and one independent sales representative. The sales representatives identify prospective customers and assist in obtaining customer information for the Company's credit review and approval. After the Company has approved a customer, the Company's employees begin to service the customer's account generally without assistance from the sales representatives.

In Fiscal 2001 and 2000, the Company incurred approximately $1,071,000 and $391,000, respectively, in advertising expenses. The Company plans to spend approximately $1,000,000 on advertising in Fiscal 2002.

Powerfarm:

Powerfarm operates and manages the Company's e-commerce website, Powerfarm.com, which was developed to incorporate Ag Services' business model through the Internet. Powerfarm.com has compiled one of the most comprehensive assortments of agriculture products, services and credit options available on the Internet today. Products currently available include seed, fertilizer and crop protection chemicals, along with headline ag news, market quotes and weather. Growers can shop at their convenience day or night for products and sign up for additional services like crop insurance, grain marketing programs, crop scouting and soil sampling services. Within the Powerfarm Community, growers can post questions for the Company's agronomists and Certified Crop Advisors. The Company continues discussions with additional suppliers serving the $250 billion agriculture industry.

Seasonal Factors:

The sale of farm inputs is seasonal with approximately 75% of revenues being generated from March 1 through August 31 of each year.

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

In March of 1997, the Company negotiated an asset backed securitized financing program with a maximum available amount of $135 million, which was increased to $205 million in March of 1998. In June of 1999, the Company amended the asset backed securitized financing program which extended the agreement through fiscal 2004 and increased the borrowing amount under the facility to $275 million. During August of 2000, the Company negotiated a new $30 million five year term loan. The term loan will be due in four equal annual installments beginning in July of 2002 through maturity in July of 2005. The Company also maintains a line of credit with a maximum borrowing capacity of $15.0 million, which combined with the securitized financing program and the term loan should provide the Company adequate financing for Fiscal 2002. If the Company were not able to maintain a sufficient line of credit or other credit facility, the Company would not be able to finance sufficient sales of farm inputs, which would have a material adverse affect on the Company's business and its growth. Management believes that the financial resources available to it will be sufficient to finance the Company's business.

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

Backlog Orders:

Although the Company had approximately $120,446,000 in commitments to supply farm inputs, there was no material sales backlog as of February 28, 2001.

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

The sale of certain farm inputs, including agricultural chemicals and pesticides is subject to certain federal and state environmental rules and regulations. The Company holds licenses necessary for the sale of these products. The Company also serves as an agent for the sale of multi-peril crop insurance and has thirty-six employees with the required insurance agent's license.

Employees:

As of February 28, 2001, the company had 166 full time employees, including thirteen executive positions, four in product specialization and distribution, fifty-nine in credit review and approval, three in multi-peril crop insurance sales, twenty in accounting and administration, six in information systems, one in customer service, fourteen in legal and collection, and thirty-seven in sales and marketing. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

The Company's principal offices, aggregating approximately 35,000 square feet, are located in Cedar Falls, Iowa under two leases, one which expires in February 2002 and another which expires in April 2003 with the option to vacate the leased premises in February 2002 without obligation to pay rent or common area fees for the unexpired lease term.

The current annual rent is approximately $281,000 plus utilities, insurance premiums and interior maintenance expenses. During Fiscal 2001 the Company was granted land by the City of Cedar Falls, Iowa. The Company currently has contracted with a company to construct a building to replace the Company's corporate headquarters. The new facility will have approximately 55,000 to 60,000 square feet of office space with adequate land for future expansion. The construction of the new office facility began in spring of 2001 with an estimated cost of $4.8 million and completion estimated in February of 2002.

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


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Market Information

The Company's common stock is traded on the New York Stock Exchange ("NYSE"), under the symbol ASV. The market quotations provided by the NYSE appearing on page four of the Annual Report to Shareholders for the year ended February 28, 2001 are incorporated herein by reference. These quotations reflect prices without retail markup, markdown or commissions and may not represent actual transactions.

Stockholders

As of February 28, 2001, the Company had 120 stockholders of record and approximately 3,100 stockholders for whom securities firms acted as nominees.

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

ITEM 6.  SELECTED FINANCIAL DATA

The "Selected Financial Data" for the Company appearing on pages 12 and 13 of the Annual Report to Stockholders for the year ended February 28, 2001 is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 15 through 20 of the Annual Report to Stockholders for the year ended February 28, 2001 is herein incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At February 28, 2001 the Company had $147.8 million outstanding in notes payable at an average variable interest rate of 6.64%. The Company has an interest rate swap which effectively converts $30 million of this variable rate debt to a fixed rate instrument. After considering the effect of this swap, the Company has floating rate debt of $117.8 million at a variable interest rate of 5.84%. A 10% increase in the average variable interest rate would increase interest expense by approximately 58 basis points. Assuming similar average variable rate outstanding borrowings for Fiscal 2001 of $183 million, this would increase the Company's interest expense by approximately $1,061,000.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

The name, age and office(s) held by each of the Registrant's executive officers are shown below. Each of the executive officers listed below serves at the pleasure of the Board of Directors, except Messrs, Jungling, Miller and Schipper who have entered into employment agreements with the Registrant effective through June 2003.

Name                        Age   Position With the Company

Gaylen D. Miller (1)         52   President and Chief Executive Officer
Henry C. Jungling, Jr. (1)   54   Chairman of the Board
Kevin D. Schipper (1)        41   Chief Operating Officer and Secretary
Brad D. Schlotfeldt (1)      37   Senior Executive Officer and Treasurer
Shawn R. Smeins (1)          33   Executive Vice President
John T. Roth (2)             29   Vice President Finance
Todd J. Ryan (1)             38   Vice President Sales and Marketing
Eunice M. Schipper (1)       59   Vice President Credit
Neil H. Stadlman (1)         55   Vice President Credit Administration
Lisa Meester (1)             41   Vice President Information Systems
Bruce Nelson (1)             50   Vice President Collections
Jamey Ross (1)               29   Vice President Products and Distribution
Linda Kobliska (3)           45   General Counsel

(1) These executive officers of the Registrant have been an employee of the Company in varying capacities for more than the past five years.

(2) Mr. Roth has been employed by the Company in varying capacities since October 1998. Before joining the Company, Mr. Roth was a CPA with McGladrey and Pullen, LLP, a public accounting firm, from July 1995 through October 1998. McGladrey and Pullen, LLP is the Company's independent auditor.

(3) Ms. Kobliska has been employed by the Company in varying capacities since January 1998. Before joining the Company, Ms. Kobliska was a self-employed legal researcher, from 1997 through 1998. Prior to that, Ms. Kobliska was employed in the sales division at McLeod USA from 1996 through 1997.

The balance of the information regarding directors and executive officers of the Company is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held August 1, 2001, on pages 5 and 6, under the heading "Election of Directors," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held August 1, 2001, on page 3, under the heading "Election of Directors," on page 5, under the heading "Election of Directors - Compensation Committee Interlocks and Insider Participation," and on pages 6 to 16, under the heading "Executive Compensation and Other Related Information," and is incorporated herein by reference.
However, the "Board Report on Executive Compensation" and the "Performance Graph," on pages 10 to 11 and page 15, respectively, are specifically not incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held August 1, 2001, on page 8, under the heading "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held August 1, 2001, on pages 5 and 6, under the heading "Election of Directors," and is incorporated herein by reference.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K

                                                             Page
(a)(1)         - Financial Statements                         15
(a)(2)         - Financial Statement Schedules                15
(a)(3) and (c) - Exhibits                                     15
(b) - Reports on Form 8-K
No reports on Form 8-K were filed in the last quarter of the period covered by this Form 10-K.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following index is submitted in response to Item 14:

                                                Page Reference
                                                      Annual Report
                                            10-K     to Stockholders
FINANCIAL STATEMENTS
Report of Independent Public Accountants                    21
Consolidated balance sheets, February 28,
2001 and February 29, 2000                                  22
Consolidated statements of income, years
ended February 28, 2001, February 29, 2000
and February 28, 1999                                       23
Consolidated statements of stockholders'
equity, years ended February 28, 2001,
February 29, 2000 and February 28, 1999                     24
Consolidated statements of cash flows, years
ended February 28, 2001, February 29, 2000
and February 28, 1999                                       25
Notes to consolidated financial statements                  26 - 46

FINANCIAL STATEMENT SCHEDULES
Report of Independent Public Accountants     16
Schedule II - Valuation and Qualifying
 Accounts                                    17

EXHIBITS
See Index of Exhibits on pages 18, 19 and 20.

The Financial Statements listed in the above index are included in the Company's Annual Report to Stockholders for the year ended February 28, 2001, are herein incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Items 5, 6, 7, 10, 11, 12 and 13, the Annual Report to Stockholders for the year ended February 28, 2001 is not deemed filed as a part of this report.

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

                                         /s/ McGladrey & Pullen, LLP
                                         McGladrey & Pullen, LLP



Des Moines, Iowa
April 10, 2001

                                        AG SERVICES OF AMERICA, INC.

                                                SCHEDULE II
                                      VALUATION AND QUALIFYING ACCOUNTS

Column A                            Column B                Column C               Column D        Column E
--------------------------------- ------------- ------------------------------  --------------- --------------
                                                           Additions
                                                ------------------------------
                                                                     (2)
                                                     (1)          Charged to
                                   Balance at     Charged to        Other                         Balance at
                                   Beginning      Costs and       Accounts -      Deductions -      End of
Description                        of Perod        Expenses        Describe        Describe         Period
--------------------------------- ------------- -------------- ---------------  --------------- --------------
Year ended February 28, 2001:
 Reserves and allowances deducted
   from asset accounts:
   Allowance for doubtful notes     $4,550,000    $6,266,196                    $3,516,196 (1)   $7,300,000

Reserve for discounts               $2,700,000                  $7,019,085 (2)  $5,569,085 (3)   $4,150,000

Year ended February 29, 2000:
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful notes    $3,695,000    $5,431,651                    $4,576,651 (1)   $4,550,000

Reserve for discounts               $2,500,000                  $5,798,274 (2)  $5,598,274 (3)   $2,700,000

Year ended February 28, 1999:
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful notes    $2,800,000    $4,035,259                    $3,140,259 (1)   $3,695,000

Reserve for discounts               $1,200,000                  $4,983,674 (2)  $3,683,674 (3)   $2,500,000

(1) Uncollectible customer notes receivable written off, net of recoveries.
(2) Provision for discounts as a reduction of revenues.
(3) Cash discounts taken.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

(Registrant)            AG SERVICES OF AMERICA, INC.


By(Signature and Title) \s\ Gaylen D. Miller
                              Gaylen D. Miller
                              President and Chief Executive Officer
                              (Principal Executive Officer)

                         \s\ Brad D. Schlotfeldt
                              Brad D. Schlotfeldt
                              Senior Executive Officer and Treasurer
                              (Principal Financial & Accounting
                              Officer)
Date    May 10, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              By:/s/ Henry C. Jungling, Jr.
                              Henry C. Jungling, Jr.
                              Chairman and Director
                              Date:  May 10, 2001

                              By:/s/ Gaylen D. Miller
                              Gaylen D. Miller
                              President and Chief Executive Officer
                              and Director
                              Date:  May 10, 2001

                              By:/s/ Kevin D. Schipper
                              Kevin D. Schipper
                              Chief Operating Officer and Director
                              Date:  May 10, 2001

                              By:/s/ James D. Gerson
                              James D. Gerson
                              Director
                              Date:  May 10, 2001

                              By:/s/ Michael Lischin
                              Michael Lischin
                              Director
                              Date:  May 10, 2001

                              By:/s/ Ervin J. Mellema
                              Ervin J. Mellema
                              Director
                              Date:  May 10, 2001

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

10.22          Amendment No. 2 to Third Amended and Restated Loan
               Agreement (9)

10.23          Amendment No. 3 to Third Amended and Restated Loan
               Agreement (9)

10.24          Amendment No. 1 to Credit Agreement (9)

10.25          Master Trust Indenture and Security Agreement (10)

10.26          Employee Agreement with Kevin D. Schipper (11)

10.27          Employee Agreement with Gaylen D. Miller (11)

10.28          Employee Agreement with Henry C. Jungling (11)

13.1 Form of Annual Report to Stockholders for the year ended February 28, 2001 (12)

21.1           Subsidiaries of the Registrant (12)

99.1           Fourth quarter and year end results press release (12)

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

(11) - Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits file with the Company's Form 10-Q for the quarter ended November 30, 2000.

(12) - Filed herewith