Form 10-Q
period 2001-05-31
AG SERVICES OF AMERICA INC
filed 2001-07-16
CIK 875354

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549

	FORM 10-Q

	(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended      May 31, 2001

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

5,450,614 common shares were outstanding as of May 31, 2001.

                     	AG SERVICES OF AMERICA, INC.

                               	INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, May 31, 2001
       (unaudited) and February 28, 2001                                    1
    Unaudited consolidated condensed statements of income,
        three months ended May 31, 2001 and 2000                            2
    Unaudited consolidated condensed statements of cash
        flows, three months ended May 31, 2001 and 2000                     3
    Unaudited consolidated statement of stockholders' equity,
        three months ended May 31, 2001                                     4
    Notes to consolidated condensed financial statements
        (unaudited)                                                        5-7

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations                          8-12

  Item 3.  Quantitative and Qualitative Disclosures
    about Market Risk                                                       12


PART II.  OTHER INFORMATION


  Item 6.  Exhibits and reports on form 8-K:                                13
    (a)  Exhibits
         (11) Statement re computation of earnings
             per common share                                               14



                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                    AG SERVICES OF AMERICA, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in thousands)


                                                 May 31,   February 28
   ASSETS                                         2001         2001*
                                               (Unaudited)
                                               ----------- -----------
CURRENT ASSETS
   Cash                                               $441        $61
   Customer notes receivable, less allowance
      for doubtful notes and reserve for
      discounts May 31, 2001 $12,048;
      February 28, 2001 $7,960                     278,276    167,554
   Inventory and other assets                        2,857      6,700
   Foreclosed assets held for sale                   2,538      1,881
   Deferred income taxes, net                        4,780      2,780
                                               ----------- ----------
                   Total current assets           $288,892   $178,976
                                               ----------- ----------

LONG-TERM RECEIVABLES AND OTHER ASSETS
   Customer notes receivable, less allowance
      for doubtful notes May 31, 2001 $4,277;
      February 28, 2001 $3,490;                    $46,380    $37,844
   Loan origination fees, less accumulated
      amortization May 31, 2001 $840;
      February 28, 2001 $754;                          832        917
   Deferred income taxes, net                        1,855      1,290
                                               ----------- ----------
                                                   $49,067    $40,051
                                               ----------- ----------
Property and EQUIPMENT, less accumulated
   depreciation May 31, 2001 $1,622;
   February 28, 2001 $1,487;                        $2,253     $2,213
                                               ----------- ----------
                                                  $340,212   $221,240
                                               =========== ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, including current maturities    $211,754   $119,604
   Outstanding checks in excess of
      bank balances                                  8,432      3,934
   Accounts payable                                 10,471        630
   Accrued expenses                                  2,798      2,457
   Income taxes payable                              2,814        270
                                               ----------- ----------
                   Total current liabilities      $236,269   $126,895
                                               ----------- ----------

LONG-TERM LIABILITIES
   Notes payable, less current maturities          $36,592    $28,167
                                               ----------- ----------
STOCKHOLDERS' EQUITY
   Capital stock                                   $23,797    $23,173
   Accumulated other comprehensive income           (1,285)         -
   Retained earnings                                44,839     43,005
                                               ----------- ----------
                                                   $67,351    $66,178
                                               ----------- ----------
                                                  $340,212   $221,240
                                               =========== ==========
*Condensed from Audited Financial Statements.

See Notes to Consolidated Condensed Financial Statements.

                     AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               Three Months Ended May 31, 20001 and 2000
           (Dollars in Thousands, Except Per Share Amounts)

                                                2001        2000
                                             ----------  ----------
Net revenues:
   Farm inputs                                 $157,901    $149,750
   Financing income                               6,259       6,052
                                             ----------  ----------
                                               $164,160    $155,802
                                             ----------  ----------
Cost of revenues:
   Farm inputs                                 $151,423    $142,123
   Financing expense                              3,391       2,838
   Provision for doubtful notes                   3,027       2,761
                                             ----------  ----------
                                               $157,841    $147,722
                                             ----------  ----------
      Income before operating
         expenses and income taxes               $6,319      $8,080

Operating expenses                                3,351       3,110
                                             ----------  ----------
      Income before income taxes                 $2,968      $4,970

Federal and state income taxes                    1,134       1,845
                                             ----------  ----------
      Net income                                 $1,834      $3,125
                                             ==========  ==========

Earnings per share:
   Basic                                          $0.35       $0.59
                                             ==========  ==========
   Diluted                                        $0.34       $0.57
                                             ==========  ==========
Weighted average shares:
   Basic                                          5,284       5,256
                                             ==========  ==========
   Diluted                                        5,471       5,531
                                             ==========  ==========

See Notes to Consolidated Condensed Financial Statements.

                       AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months Ended May 31, 2001 and 2000
                         (Dollars in Thousands)

                                                    2001        2000
                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $1,834      $3,125
   Adjustments to reconcile net income to
      net cash (used in) operating activities:
      Depreciation                                      135          92
      Amortization                                       85          81
      (Increase) in customer notes receivable      (119,258)   (128,782)
      Changes in assets and liabilities              14,760      14,740
                                                 ----------  ----------
      Net cash (used in) operating activities     ($102,444)  ($110,744)
                                                 ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                              ($175)      ($124)
   (Increase) in foreclosed assets
      held for sale                                    (657)       (680)
                                                 ----------  ----------
      Net cash (used in) investing activities         ($832)      ($804)
                                                 ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                     $136,474    $128,479
   Principal payments on notes payable              (37,940)    (18,309)
   Increase in excess of outstanding
     checks over bank balance                         4,498       1,272
   Proceeds from issuance of capital stock,
      net                                               624         203
                                                 ----------  ----------
      Net cash provided by financing
         activities                                $103,656    $111,645
                                                 ----------  ----------

          Increase in cash and
             cash equivalents                          $380         $97

CASH
   Beginning                                             61          45
                                                 ----------  ----------
   Ending                                              $441        $142
                                                 ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                       $2,721      $2,217
      Income taxes                                     $400        $135


See Notes to Consolidated Condensed Financial Statements

                    AG SERVICES OF AMERICA, INC.

       UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Three Months Ended May 31, 2001
                       (Dollars in thousands)
                                 Capital Stock
                           --------------------------
                                                        Accumulated
                                                          Other
                              Shares                   Comprehensive   Retained
                              Issued        Amount        Income       Earnings        Total
                           ------------  ------------  ------------  ------------  ------------
Balance,
  February 28, 2001           5,281,064       $23,173            $-       $43,005       $66,178
    Comprehensive income:
    Net income                        -             -             -         1,834         1,834
    Other comprehensive
      income(loss), net
      of tax, $755                    -             -        (1,285)            -        (1,285)
                           ------------  ------------  ------------  ------------  ------------
  Comprehensive income                -            $-       ($1,285)       $1,834          $549
    Issuance of
      capital stock
      upon the exercise
      of options                169,550           624            -              -           624
                           ------------  ------------  ------------  ------------  ------------
Balance, May 31, 2001         5,450,614       $23,797       ($1,285)      $44,839       $67,351
                           ============  ============  ============  ============  ============

See Notes to Consolidated Condensed Financial Statements

                     	AG SERVICES OF AMERICA, INC.

         	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            	(UNAUDITED)

Note 1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
Annual Report for the year ended February 28, 2001. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three month period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002.

Principles of Consolidation:

The consolidated financial statements include the accounts of Ag Services of America, Inc. (the Company) and its wholly owned subsidiary, Ag Acceptance Corporation and Powerfarm, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

According to the terms related to the asset backed securitized financing program as described in Note 3 of the consolidated condensed financial statements, the Company formed Ag Acceptance Corporation, a wholly owned, special purpose corporation.

In conjunction with the Company's e-commerce initiative, the Company created Powerfarm, Inc. a wholly owned subsidiary which operates and manages the Company's e-commerce website Powerfarm.com.

Derivative Instruments and Hedging Activities:

Effective March 1, 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts, be reconginzed in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholder's equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.
The adoption of FAS 133 did not have a material effect on the primary financial statements, but did reduce comprehensive income by $1,285 for the three months ended May 31, 2001.

Unless otherwise noted, all amounts presented are in thousands except per share amounts.

Note 2.	Commitments and Contingencies

Commitments:

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying consolidated condensed financial statements. These include various commitments to extend credit to customers. At May 31, 2001 and February 28, 2001 the Company had approximately $148,000 and $120,000, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

The Company currently has contracted with a company to construct a building to replace the Company's corporate headquarters. The new facility will have approximately 55,000 square feet of office space with adequated land for future expansion. The construction of the new office facility has started with an estimated cost of $4.8 million and completion projected for February of 2002.

Contingencies:

The Company is named in lawsuits in the ordinary course of business. Counsel for the Company has advised the Company, while the outcome of various legal proceedings is not certain, it is unlikely that these proceedings will result in any liability, which will materially affect the financial position or operating results of the Company.

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

The Company entered into an asset backed securitized financing program through Fiscal 2004, with a maximum available borrowing amount of $325 million. Under the terms of the facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity on $255 million of the facility that incurs interest at variable rates in the commercial paper market (current effective rates range from 4.05% to 4.84% at May 31, 2001) and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points (current effective rate is 4.31% at May 31, 2001). The agreement contains various restrictive covenants including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At May 31, 2001, the

Company had approximately $214.5 million outstanding under the asset backed securitized financing program and had a maximum additional amount available of approximately $4.9 million based on borrowing base computations as provided by the agreement.

During August of 2000, the Company negotiated a new $30 million term loan.
The term loan will be due in four equal annual installments beginning in July of 2002 through maturity in July of 2005. Additional terms of the agreement allow two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 6.938% to 7.5% at May 31, 2001). The agreement also contains various restrictive covenants, including, among others, restricions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. The Company was in violation of one of these covenants at May 31, 2001. The Company has requested and expects to receive a waiver of this violation from the note holder. At May 31, 2001, the Company had $30 million outstanding under the term loan.

In August of 2000, the Company entered into an interest rate swap agreement to limit the exposure to increasing interest rates on the above term note. The interest rate swap agreement matures in July of 2005 and has a principal amount of $30 million at May 31, 2001 and decreases as the principal amount is repaid. The agreement has effectively fixed the interest rate on the Company's
$30 million term note at 9.78%. Although the Company is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate swap agreement, management does not expect nonperformance.

In conjunction with the securitized financing program and the term loan, the Company maintains a $15 million revolving bank line of credit through July 2003. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. The terms of the agreement allow for two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 6.938% to 7.5% at May 31, 2001). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restricitions, and borrowing base calculations.
The Company was in violation of one of these covenants at May 31, 2001.
The Company has requested and expects to receive a waiver of this violation from the note holder. At May 31, 2001 the Company had $1.8 million outstanding under the agreement and had a maximum additional amount available of approximately $13.2 million based on borrowing base computations as provided by the agreement.

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

                     AG SERVICES OF AMERICA, INC.

           	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three months ended May 31, 2001 and 2000. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                                               	     Percentage
	                                            of Net Revenues
                                                 ------------------
                                                 Three Months Ended
                                                       May 31,
                                                 ------------------
                                                   2001      2000
                                                 --------  --------
Net Revenues:
 Farm inputs                                        96.2%     96.1%
 Financing income                                    3.8%      3.9%
                                                 --------  --------
                                                   100.0%    100.0%
                                                 --------  --------
Cost of Revenues:
 Farm inputs                                        92.3%     91.2%
 Financing expense                                   2.1%      1.8%
 Provision for doubtful notes                        1.8%      1.8%
                                                 --------  --------
                                                    96.2%     94.8%
                                                 --------  --------
Income before operating expenses
      and income taxes                               3.8%      5.2%

Operating expenses     	                             2.0%      2.0%
                                                 --------  --------

Income before income taxes                           1.8%      3.2%

Federal and state income taxes                       0.7%      1.2%
                                                 --------  --------

Net Income                                           1.1%      2.0%
                                                 ========  ========

Net Revenues:

Net revenues increased $8.2 million or 5.3% during the three months ended May 31, 2001, compared with the three months ended May 31, 2000. The increase in net revenues was primarily the result of greater volume under the Company's AgriFlex Credit(R) Financing Program and increases in the Seed and Chemical Financing Program. Revenue increases were mitigated by wet weather conditions that have delayed chemical and fertilizer sales throughout much of the Company's primary market area. The Company expects the first quarter delayed sales to be moved to the second fiscal quarter. Financing income as a percentage of net revenues decreased to 3.8% of net revenues for the three months ended May 31, 2001 from 3.9% for the three months ended May 31, 2000. This decrease resulted from a decline in the prime lending rate by approximately 200 basis points, which is the base rate used by the Company to charge interest on a variable rate basis to its customers, as compared to a year ago.

Cost of Revenues:

The total cost of revenues increased to 96.2% of net revenues for the three months ended May 31, 2001 as compared to 94.8% for the three months ended
May 31, 2000. The gross margin on the sale of farm inputs decreased to 4.1% for the three months ended May 31, 2001 compared to 5.1% for the three months ended May 31, 2000. The decrease in gross margin on the sale of farm inputs was the result of sales mix shift into lower margin inputs which was caused by wet weather conditions described above that reduced chemical and fertilizer sales for the first quarter. Gross margins on the sale of farm inputs were also reduced as a result of increasing the reserve for program discounts as discounts earned by customers have increased due to an improving customer portfolio and competitive influences. Concerning the gross margin on financing income alone, the percentages decreased to 45.8% for the three months ended May 31, 2001 from 53.1% for the three months ended May 31, 2000. The decrease in financing margin was primarily a result of a decrease in the prime lending rate by approximately 200 basis points as compared to a year ago. Attributing to the decrease in financing margin was the impact of the interest rate swap agreement as discussed in Note 3. The provision for doubtful notes remained constant at 1.8% of net revenues for the three months ended
May 31, 2001 and May 31, 2000.

Operating Expenses:

Operating expenses remained constant at 2.0% of net revenues for the three months ended May 31, 2001 and May 31, 2000. The increase in the dollar amount of operating expenses is attributed to the Company's growth. Payroll and payroll related expenses increased to $2,272 for the three months ended May 31, 2001 from $2,047 for the three months ended May 31, 2000.

Net Income:

Net income decreased to $1,834 for the three months ended May 31, 2001 from $3,125 for the three months ended May 31, 2000. The decrease in net income for the three months is primarily attributable to the wet weather conditions throughout the Company's primary market area which has delayed the current crop growing season approximately two to three weeks compared to a normal planting season and roughly four to five weeks behind last year's early crop season. These conditions have caused a delay in chemical and fertilizer sales, which the Company expects to be moved into the second fiscal quarter. Also attributing to the decline in net income is the decrease in financing income as discussed above.

Powerfarm:

Powerfarm.com, the Company's e-commerce website, has compiled the most comprehensive assortment of agriculture products, services and credit options available on the Internet today. Products currently available include seed, fertilizer and crop protection chemicals, along with headline ag news, market quotes and weather. Growers can shop at their convenience day or night for products and sign up for additional services like crop insurance, grain marketing programs, crop scouting and soil sampling services. Within the Powerfarm Community, growers can post questions for the Company's agronomists and Certified Crop Advisors. The Company continues discussions with additional suppliers serving the $250 billion agriculture industry.

Inflation:

The Company does not believe the Company's net revenues and net income were significantly impacted by inflation or changing prices in Fiscal 2001 or the first three months of Fiscal 2002.

Seasonality:

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for Fiscal 2001 and the first quarter of Fiscal 2002. This information is derived from unaudited consolidated financial statements, which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.


               		          Fiscal 2002 Quarter Ended
                      May 31      August 31    November 30   February 28
                   -----------   -----------   -----------   -----------
                                   (Dollars in thousands)
Net revenues          $164,160

Net income              $1,834


                                  Fiscal 2001 Quarter Ended
                      May 31      August 31    November 30   February 28
                   -----------   -----------   -----------   -----------
                                   (Dollars in thousands)
Net revenues          $155,802      $103,530       $23,626       $62,696

Net income              $3,125        $2,733          $998          $598


Wet weather conditions in much of the Company's primary market area have caused delayed chemical and fertilizer sales in the first quarter of Fiscal 2002, as well as some switching of crop rotations. The Company anticipates that delayed chemical and fertilizer sales will be realized in the second quarter and does not believe that first quarter results will be indicative of Fiscal 2002 year end results.

Liquidity and Capital Resources:

At May 31, 2001 the Company had working capital of $52,623 an increase of $1,477 over a year ago and an increase of $542 since February 28, 2001.
The components of this net increase, since February 28, 2001, were (i) $93 resulting from operating activities, consisting of approximately, $1,834 in net income, $135 in depreciation, $85 in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately $175 related to the acquisition of equipment and furniture, and
(iii) net proceeds of $624 from the issuance of common stock upon exercise of options.

The Company entered into an asset backed securitized financing program through Fiscal 2004, with a maximum available borrowing amount of $325 million. Under the terms of the five-year facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $255 million of the facility which incurs interest at variable rates in the commercial paper market(current effective rates range from 4.05% to 4.84% at May 31, 2001) and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points (current effective rates is 4.31% at May 31, 2001). The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations.
At May 31, 2001, the Company had approximately $214.5 million outstanding under the asset backed securitized financing program and had a maximum additional amount available of approximately $4.9 million, based on borrowing base computations as provided by the agreement.

During August of 2000, the Company negotiated a new $30 million term loan.
The term loan will be due in four equal annual installments beginning in July of 2002 through maturity in July of 2005. All borrowings are collateralized by substantially all assets of the Company. Additional terms of the agreement allow two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 6.938% to 7.5% at May 31, 2001). The agreement also contains various restrictive covenants, including, among others, restricions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. At May 31, 2001, the Company had $30 million outstanding under the term loan.

In August of 2000, the Company entered into an interest rate swap agreement to limit the exposure to increasing interest rates on the above term note. The interest rate swap agreement matures in July of 2005 and has a principal amount of $30 million at May 31, 2001 and decreases as the principal amount is repaid. The agreement has effectively fixed the interest rate on the Company's $30 million term note at 9.78%. Although the Company is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate swap agreement, management does not expect nonperformance.

In conjunction with the securitized financing program, the Company maintains a $15 million revolving bank line of credit through July 2003. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. All borrowings are collateralized by substantially all assets of the Company. The terms of the agreement allow for two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 6.938% to 7.5% at May 31, 2001). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restricitions, and borrowing base calculations.
At May 31, 2001 the Company had $1.8 million outstanding under the agreement and had a maximum additional amount available of approximately $13.2 million based on borrowing base computations as provided by the agreement.

Management believes that the financial resources available to it, including its bank lines of credit, asset backed securitization program, five-year term note, trade credit, its equity and internally generated funds, will be sufficient to finance the Company and its operations in the foreseeable future.

The Company currently has contracted with a company to construct a building to replace the Company's corporate headquarters. The new facility will have approximately 55,000 square feet of office space with adequate land for future expansion. The construction of the new office facility has started with an estimated cost of $4.8 million and completion projected for February of 2002.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At May 31, 2001 the Company had $246.3 million outstanding in notes payable at an average variable interet rate of 4.99%. The Company has an interest rate swap which effectvely converts $30 million of this variable rate debt to a fixed rate instrument. After considering the effect of this swap, the Company has floating rate debt of $216.3 million at a variable interest rate of 4.33%. A 10% increase in the average variable interest rate would increase interest expense by approximately 50 basis points. Assuming similar average outstanding borrowings as Fiscal 2001 of $183 million, this would increase the Company's interest expense by approximately $915,000.

The above sensitivity analysis is to provide information about the Company's potential market risks as they pertain to an adverse change in interest rates. The above analysis excludes the positive impact that increased interest rates would have on financing income as approximately 98% of the Company's notes receivable are variable rate notes.

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

Date: July 16, 2001

                         AG SERVICES OF AMERICA, INC.

                                 EXHIBIT 11
               STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE

                                             Three Months Ended
                                                   May 31
                                            ----------------------
                                               2001        2000
                                            ----------  ----------
Computation of weighted average number
   of basic shares:
Basic:
   Common shares outstanding at
     beginning of the period                 5,281,064   5,249,039
   Weighted average number of shares
     issued during the period                    2,746       6,583
                                            ----------  ----------
Weighted average shares outstanding
     (basic)                                 5,283,810   5,255,622
                                            ==========  ==========

Net income available to stockholders:       $1,834,131  $3,125,303
                                            ==========  ==========

Basic earnings per share:                        $0.35       $0.59
                                            ==========  ==========
Diluted:
   Common shares outstanding at
     beginning of the period                 5,281,064   5,249,039
   Weighted average number of shares
     issued during the period                    2,746       6,583
   Weighted average of potential dilutive
     shares computed using the treasury
     stock method using average market
     price during the period:
           Options (1)                         187,306     275,205
                                            ----------  ----------
Weighted average shares outstanding
     (diluted)                               5,471,116   5,530,827
                                            ==========  ==========

Net income available to stockholders:       $1,834,131  $3,125,303
                                            ==========  ==========

Diluted earnings per share:                      $0.34       $0.57
                                            ==========  ==========
(1) Some of the stock options have been excluded because they are antidilutive.