Form 10-Q
period 2001-08-31
AG SERVICES OF AMERICA INC
filed 2001-10-12
CIK 875354

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549

	FORM 10-Q

	(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended      August 31, 2001

	or

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

5,451,864 common shares were outstanding as of August 31, 2001.

                     	AG SERVICES OF AMERICA, INC.

                               	INDEX

                                                                     Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, August 31, 2001
	 (unaudited) and February 28, 2001                                1
    Unaudited consolidated condensed statements of income,
	 three months and six months ended August 31, 2001 and 2000       2
    Unaudited consolidated condensed statements of cash
     	 flows, six months ended August 31, 2001 and 2000                 3
    Unaudited consolidated statement of stockholders' equity,
     	 six months ended August 31, 2001                                 4
    Notes to consolidated condensed financial statements
       (unaudited)                                                     5-8

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations                      9-13

  Item 3.  Quantitative and Qualitative Disclosures about
    Market Risk                                                         13

Part II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders          14

  Item 6.  Exhibits and reports on form 8-K:                            14
    (a)  Exhibits
	    (11)  Statement re computation of earnings                    15
                  per common share



                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                    AG SERVICES OF AMERICA, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in Thousands)


                                                August 31, February 28
   ASSETS                                         2001        2001*
                                               (Unaudited)
                                               ----------- -----------
CURRENT ASSETS
   Cash                                               $18          $61
   Customer notes receivable, less allowance
      for doubtful notes and reserve for
      discounts August 31, 2001 $14,292;
      February 28, 2001 $7,960                     381,976     167,554
   Inventory and other assets                        1,318       6,700
   Foreclosed assets held for sale                   2,185       1,881
   Deferred income taxes, net                        5,346       2,780
                                               ----------- -----------
                   Total current assets           $390,843    $178,976
                                               ----------- -----------

LONG-TERM RECEIVABLES AND OTHER ASSETS
   Customer notes receivable, less allowance
      for doubtful notes August 31, 2001
      $3,508; February 28, 2001 $3,490             $38,035     $37,844
   Loan origination fees, less accumulated
      amortization August 31, 2001 $925;
      February 28, 2001 $754                           772         917
   Deferred income taxes, net                        1,945       1,290
                                               ----------- -----------
                                                   $40,752     $40,051
                                               ----------- -----------
FIXED ASSETS
   Equipment, less accumulated depreciation
   August 31, 2001 $1,814; February 28, 2001
   $1,487                                           $1,080      $1,275
   Land and construction in progress                 2,001         938
                                               ----------- -----------
                                                    $3,081      $2,213
                                               ----------- -----------
                                                  $434,676    $221,240
                                               =========== ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, including current maturities    $314,231    $119,604
   Outstanding checks in excess of
      bank balances                                  2,229       3,934
   Accounts payable                                 10,143         630
   Accrued expenses                                  4,209       2,457
   Income taxes payable                              1,983         270
                                               ----------- -----------
                   Total current liabilities      $332,795    $126,895
                                               ----------- -----------

LONG-TERM LIABILITIES
   Notes payable, less current maturities          $32,696     $28,167
                                               ----------- -----------
STOCKHOLDERS' EQUITY
   Capital stock                                   $23,807     $23,173
   Accumulated other comprehensive income           (1,486)          -
   Retained earnings                                46,864      43,005
                                               ----------- -----------
                                                   $69,185     $66,178
                                               ----------- -----------
                                                  $434,676    $221,240
                                               =========== ===========
*Condensed from Audited Financial Statements.

See notes to Consolidated Condensed Financial Statements.

                     AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       Three Months and Six Months Ended August 31, 2001 and 2000
           (Dollars in Thousands, Except Per Share Amounts)

                                 Three Months Ended         Six Months Ended
                                     August 31,                August 31,
                                  2001        2000          2001        2000
                               ----------- -----------   ----------- -----------
Net revenues:
  Farm inputs                     $101,600     $92,866      $259,501    $242,616
  Financing income                   8,710      10,664        14,969      16,716
                               ----------- -----------   ----------- -----------
    Net revenues                  $110,310    $103,530      $274,470    $259,332
                               ----------- -----------   ----------- -----------
Cost of revenues:
  Farm inputs                      $97,258     $88,731      $248,681    $230,854
  Financing expense                  4,517       5,491         7,907       8,329
  Provision for doubtful notes       1,924       1,823         4,951       4,584
                               ----------- -----------   ----------- -----------
    Net cost of revenues          $103,699     $96,045      $261,539    $243,767
                               ----------- -----------   ----------- -----------
    Income before
      operating expenses
      and income taxes              $6,611      $7,485       $12,931     $15,565

Operating expenses                   3,171       3,082         6,523       6,192
                               ----------- -----------   ----------- -----------
    Income before
      income taxes                  $3,440      $4,403        $6,408      $9,373

Federal and state income taxes       1,415       1,670         2,549       3,515
                               ----------- -----------   ----------- -----------

    Net income                      $2,025      $2,733        $3,859      $5,858
                               =========== ===========   =========== ===========
Earnings per share:
    Basic                            $0.37       $0.52         $0.72       $1.11
                               =========== ===========   =========== ===========
    Diluted                          $0.37       $0.50         $0.70       $1.06
                               =========== ===========   =========== ===========
Weighted average shares:
    Basic                            5,451       5,269         5,369       5,265
                               =========== ===========   =========== ===========
    Diluted                          5,504       5,476         5,488       5,521
                               =========== ===========   =========== ===========

See Notes to Consolidated Condensed Financial Statements.

                       AG SERVICES OF AMERICA, INC.

         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Six Months Ended August 31, 2001 and 2000
                          (Dollars in Thousands)

                                                    2001        2000
                                                 ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $3,859      $5,858
   Adjustments to reconcile net income to
      net cash (used in) operating activities:
      Depreciation                                       346         183
      Amortization                                       221         169
      (Increase) in customer notes receivable       (214,613)   (222,450)
      Changes in assets and liabilities               16,007      18,802
                                                 ----------- -----------
      Net cash (used in) operating activities      ($194,180)  ($197,438)
                                                 ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                             ($1,242)      ($392)
   Proceeds from sale of equipment                        33         126
  (Increase)in foreclosed assets
        held for sale                                   (304)       (813)
                                                 ----------- -----------
      Net cash (used in) investing activities        ($1,513)    ($1,079)
                                                 ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                      $263,975    $266,194
   Principal payments on notes payable               (67,178)    (61,817)
   (Decrease) in excess of outstanding
      checks over bank balance                        (1,705)     (5,540)
   (Increase) in loan origination fees                   (76)       (473)
   Proceeds from issuance of capital stock, net          634         216
                                                 ----------- -----------
       Net cash provided by financing
          activities                                $195,650    $198,580
                                                 ----------- -----------

  Increase (decrease) in cash                           ($43)        $63

CASH
   Beginning                                              61          45
                                                 ----------- -----------
   Ending                                                $18        $108
                                                 =========== ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                       $6,084      $6,310
      Income taxes                                   $3,184      $2,045




See Notes to Consolidated Condensed Financial Statements

                    AG SERVICES OF AMERICA, INC.

       UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Six Months Ended August 31, 2001
                       (Dollars in thousands)
                           Capital Stock
                      -----------------------
                                                   Accumulated
                                                      Other
                          Shares                  Comprehensive    Retained                 Comprehensive
                          Issued       Amount        Income        Earnings       Total         Income
                      ------------- ------------- ------------- ------------- ------------- -------------
Balance,
  February 28, 2001       5,281,064       $23,173           $--       $43,005       $66,178           $--
   Comprehensive
    income:
   Net income                    --            --            --         3,859         3,859        $3,859
   Other comprehensive
    income (loss), net
    of tax $755                  --            --        (1,486)           --        (1,486)       (1,486)
                                                                                            -------------
   Comprehensive
    income                                                                                         $2,373
                                                                                            =============
   Issuance of capital
      stock upon the
      exercise of
      options               170,800           634            --            --           634
                      ------------- ------------- ------------- ------------- -------------
Balance,
  August 31, 2001         5,451,864       $23,807       ($1,486)      $46,864       $69,185
                      ============= ============= ============= ============= =============

See Notes to Consolidated Condensed Financial Statements

                     	AG SERVICES OF AMERICA, INC.

         	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            	(UNAUDITED)

Note 1.     Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 2001. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three and six month periods ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002.

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

Derivative Instruments and Hedging Activities:

Effective March 1, 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts, be reconginzed in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholder's equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.
The adoption of FAS 133 did not have a material effect on the primary financial statements, but did reduce comprehensive income by $1,486 for the six months ended August 31, 2001.

Note 2.     Commitments and Contingencies

Commitments:

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying consolidated condensed financial statements. These include various commitments to extend credit to customers. At August 31, 2001 and February 28, 2001 the Company had approximately $58,000 and $120,000, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

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

Note 3.     Pledged Assets and Related Debt

The Company entered into an asset backed securitized financing program through Fiscal 2004, with a maximum available borrowing amount of $345 million. Under the terms of the facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $275 million of the facility that incurs interest at variable rates in the commercial paper market (current effective rates range from 3.51% to 3.59% at August 31, 2001) and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points (current effective rate is 3.83% at August 31, 2001). The agreement contains various restrictive covenants including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations.
At August 31, 2001, the Company had approximately $301.1 million outstanding under the asset backed securitized financing program and had a maximum additional amount available of approximately
$0.1 million based on borrowing base computations as provided by the agreement.

During August of 2000, the Company negotiated a new $30 million term loan. The term loan will be due in four equal annual installments beginning in July of 2002 through maturity in July of 2005.
Additional terms of the agreement allow two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 5.581% to 7.0% at August 31, 2001). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings.

The Company has an interest rate swap agreement that effectively limits the exposure to increasing interest rates on the above term note. The interest rate swap agreement matures in July of 2005 and has a principal amount of $30 million at August 31, 2001 and decreases as the principal amount is repaid. The agreement has effectively fixed the interest rate on the Company's $30 million term note at 9.78%. Although the Company is exposed to credit loss in the event of nonperformance by the counter-party on the interest rate swap agreement, management does not expect nonperformance.

In conjunction with the securitized financing program and the term loan, the Company maintains a $15 million revolving bank line of credit through July 2003. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. The terms of the agreement allow for two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 5.581% to 7.0% at August 31, 2001). The agreement also contains various restrictive covenants, including, among others, restricitions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At August 31, 2001 the Company had $13.5 million outstanding under the agreement and had a maximum additional amount available of approximately $1.5 million based on borrowing base computation as provided by the agreement.

Note 4.  Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the dilutive effect of stock options during the periods presented increase the weighted average number of shares.

Note 5.     Pronouncements Issued Not Yet Adopted

In July 2001, the Financial Accounting Standards Board issued SFAS
No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and
Other Intangible Assets". Statement 141 eliminates the pooling method for accounting for business combinations, requires intangible assets that meet certain criteria to be reported separately from goodwill and requires negative goodwill to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determind to have an indefinite life and requires annual impairment tests for those assets. The Company has completed its full assessment of the effects of these new pronouncements on its financial statements and has determind that there will be no impact on the financial statements upon adoption of these standards.

                     AG SERVICES OF AMERICA, INC.

           	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	       FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three and six months ended August 31, 2001 and 2000. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                               Percentage          Percentage
                             of Net Revenues     of Net Revenues
                            ------------------  ------------------
                            Three Months Ended  Six Months Ended
                                August 31,          August 31,
                            ------------------  ------------------
                              2001      2000      2001      2000
                            --------  --------  --------  --------
Net Revenues:
 Farm inputs                   92.1%     89.7%     94.5%     93.6%
 Financing income               7.9%     10.3%      5.5%      6.4%
                            --------  --------  --------  --------
                              100.0%    100.0%    100.0%    100.0%
                            --------  --------  --------  --------
Cost of Revenues:
 Farm inputs                   88.2%     85.7%     90.6%     89.0%
 Financing expense              4.1%      5.3%      2.9%      3.2%
 Provision for doubtful
  notes                         1.7%      1.8%      1.8%      1.8%
                            --------  --------  --------  --------
                               94.0%     92.8%     95.3%     94.0%
                            --------  --------  --------  --------
Income before
 operating expenses and
 income taxes                   6.0%      7.2%      4.7%      6.0%

Operating expenses              2.9%      3.0%      2.4%      2.4%
                            --------  --------  --------  --------
Income before
 income taxes                   3.1%      4.2%      2.3%      3.6%

Federal and state income
 taxes                          1.3%      1.6%      0.9%      1.4%
                            --------  --------  --------  --------
Net income                      1.8%      2.6%      1.4%      2.2%
                            ========  ========  ========  ========


Net Revenues:

Net revenues increased $6.8 million or 6.5% during the three months ended August 31, 2001, compared with the three months ended
August 31, 2000. Net revenues increased $15.1 million or 5.8% during the six months ended August 31, 2001, compared with the six months ended August 31, 2000. The increase in net revenues was primarily the result of greater volume under the Company's AgriFlex Credit(R) Financing Program and increases in the Seed and Chemical Financing Program. Revenue increases were mitigated by cool, wet weather conditions during the spring of 2001 that caused reduced seed, chemical and fertilizer sales throughout much of the Company's primary market area. The cool, wet weather resulted in many acres remaining unplanted.

Financing income as a percentage of net revenues decreased to 7.9% and 5.5% for the three and six months ended August 31, 2001, respectively, from 10.3% and 6.4% for the same periods of the previous year. The decrease in financing margin was primarily the result of a decrease in the prime lending rate, which is the base rate used by the Company to charge interest on a variable rate basis to its customers, by approximately 275 and 200 basis points, respectively, over the three and six months ended August 31, 2001.

Cost of Revenues:

The total cost of revenues increased to 94.0% and 95.3% of net revenues for the three and six months ended August 31, 2001 as compared to 92.8% and 94.0% for the three and six months ended
August 31, 2000. The gross margin on the sale of farm inputs decreased to 4.3% and 4.2% for the three and six months ended August
31, 2001, compared to 4.5% and 4.8%, respectively, for the three and six months ended August 31, 2000. The decrease in gross margin on the sale of farm inputs was the result of a sales mix shift into lower margin inputs which was caused by cool, wet weather conditions described above that reduced seed, chemical and fertilizer sales.
Gross margins on the sale of farm inputs were also reduced as a result of increasing the reserve for program discounts as discounts earned by customer have increased due to an improving cutstomer portfolio and competitive influences. Concerning the gross margin on financing income alone, the percentages decreased to 48.1% and 47.2% for the three and six months ended August 31, 2001 from 48.5% and 50.2% for the three and six months ended August 31, 2000. The decrease in financing margins was primarily a result of a decrease in the prime lending rate by approximately 275 and 200 basis points for the three and six months ended August 31, 2001 as compared to a year ago. Attributing to the decrease in financing margin was the impact of an interest rate swap agreement as discussed in Note 3. The provision for doubtful notes remained relatively constant at 1.7% and 1.8% of net revenues for the three and six months ended August 31, 2001, as compared to 1.8% for the three and six months ended August 31, 2000.

Operating Expenses:

Operating expenses remained relatively constant at 2.9% and 2.4% of net revenues for the three and six months ended August 31, 2001 as compared to 3.0% and 2.4% for the three and six months ended August 31, 2000.
The increase in the dollar amount of operating expenses is attributed to the Company's growth. Payroll and payroll related expenses decreased to $2,140 for the three months ended August 31, 2001 from $2,161 for the three months ended August 31, 2000 and increased to $4,412 for the six months ended August 31, 2001 from $4,208 for the six months ended
August 31, 2000.

Net Income:

Net income decreased 25.9% to $2,025 for the three months ended
August 31, 2001 from $2,733 for the three months ended August
31, 2000 and decreased 34.1% to $3,859 for the six months ended
August 31, 2001 from $5,858 for the six months ended August 31, 2000.
The decrease in net income for the three months is primarily attributable to the cool, wet weather conditions throughout the Company's primary market area during the first quarter of Fiscal 2002 which delayed the current crop growing season approximately two to three weeks compared to a normal planting season and roughly four to five weeks behind last year's early crop season. These conditions also reduced seed, chemical and fertilizer sales. Also attributing to the decline in net income is the decrease in financing income as discussed above.

Powerfarm:

Powerfarm.com, the Company's e-commerce website, has compiled one of the most comprehensive assortment of agriculture products, services and credit options available on the Internet today.
Products currently available include seed, fertilizer and crop protection chemicals, along with headline ag news, market quotes and weather. Growers can shop at their convenience day or night for products and sign up for additional services like crop insurance, grain marketing programs, crop scouting and soil sampling services. Within the Powerfarm Community, growers can post questions for the Company's agronomists and Certified
Crop Advisors. The Company continues discussions with additional suppliers serving the $250 billion agriculture industry.

Inflation:

The Company does not believe the Company's net revenues and net income were significantly impacted by inflation or changing prices in Fiscal 2001 or the first six months of Fiscal 2002.

Seasonality:

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following tables show the Company's quarterly net revenues and net income for Fiscal 2001 and the first two quarters of Fiscal 2002. This information is derived from unaudited consolidated financial statements, which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.


                                Fiscal 2002 Quarter Ended
                      May 31     August 31   November 30  February 28
                   -----------  -----------  -----------  -----------
                                 (Dollars in thousands)
Net revenues          $164,160     $110,310

Net income              $1,834       $2,025

                                Fiscal 2001 Quarter Ended
                      May 31     August 31   November 30  February 28
                   -----------  -----------  -----------  -----------
                                 (Dollars in thousands)
Net revenues          $155,802     $103,530      $23,626      $62,696

Net income              $3,125       $2,733         $998         $598


Wet weather conditions in much of the Company's primary market area reduced seed, chemical and fertilizer sales in Fiscal 2002.

Liquidity and Capital Resources:

At August 31, 2001 the Company had working capital of $58,048 an increase of $223 over a year ago and an increase of $5,967 since
February 28, 2001.   The components of this net increase, since
February 28, 2001, were (i) $6,575 resulting from operating activities, consisting of approximately, $3,859 in net income, $346 in depreciation, $221 in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately $1,242 related to the acquisition of equipment and furniture, and (iii) net proceeds of $634 from the issuance of common stock upon exercise of options.

The Company entered into an asset backed securitized financing program through Fiscal 2004, with a maximum available borrowing amount of $345 million. Under the terms of the facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $275 million of the facility which incurs interest at variable rates in the commercial paper market (current effective rates range from 3.51% to 3.59% at August 31, 2001) and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points (current effective rate is 3.83% at August 31, 2001). The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations.
At August 31, 2001, the Company had approximately $301.1 million outstanding under the asset backed securitized financing program and had a maximum additional amount available of approximately $0.1 million, based on borrowing base computations as provided by the agreement.

During August of 2000, the Company negotiated a new $30 million term loan. The term loan will be due in four equal annual installments beginning in July of 2002 through maturity in July of 2005. All borrowings are collateralized by substantially all assets of the Company. Additional terms of the agreement allow two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 5.581% to 7.0% at August 31, 2001). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. At August 31, 2001, the Company had $30 million outstanding under the term loan.

The Company has an interest rate swap agreement that effectively limits the exposure to increasing interest rates on the above term note. The interest rate swap agreement matures in July of 2005 and has a principal amount of $30 million at August 31, 2001 and decreases as the principal amount is repaid. The agreement has effectively fixed the interest rate on the Company's $30 million term note at 9.78%. Although the Company is exposed to credit loss in the event of nonperformance by the counter-party on the interest rate swap agreement, management does not expect nonperformance.

In conjunction with the securitized financing program and the term loan, the Company maintains a $15 million revolving bank line of credit through July 2003. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program.
All borrowings are collateralized by substantially all assets of the Company. The terms of the agreement allow for two variable interst rate alternatives based on prime or LIBOR (current effective rates range from 5.581% to 7.0% at August 31, 2001). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At August 31, 2001 the Company had $13.5 million outstanding under the agreement and had a maximum additional amount available of approximately $1.5 million based on borrowing base computations as provided by the agreement.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At August 31, 2001 the Company had $344.6 million outstanding in notes payable at an average variable interest rate of 4.30%. The Company has an interest rate swap that effectively converts $30 million of this variable rate debt to a fixed rate insturment. After considering the effect of this swap, the Company has floating rate debt of $314.6 million at a variable interst rate of 3.78%. A 10% increase in the average variable interest rate would increase interest expense by approximately 43 basis points. Assuming similar average outstanding borrowings as Fiscal 2001 of $183 million, this would increase the Company's interest expense by approximately $787,000.

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

                      AG SERVICES OF AMERICA, INC.

                      PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on August 1, 2001. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
                                             Votes          Votes
          Director Name                     in Favor       Withheld
          ----------------                 ----------     ----------
          Gaylen D. Miller                  4,643,440        133,712
          James D. Gerson                   4,771,452          5,700


          In addition, a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the Fiscal year ending February 28, 2002 was approved by a vote of 4,802,961 votes in favor, 5,100 votes against, and 6,171 votes abstaining.


Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibits

              (11)Statement re computation of earnings per common share
                  is attached.

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

Date: October 15, 2001







				  AG SERVICES OF AMERICA, INC.

                                 EXHIBIT 11
               STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                                 Three Months Ended       Six Months Ended
                                     August 31,              August 31,
                               ----------------------- -----------------------
                                  2001        2000        2001        2000
                               ----------- ----------- ----------- -----------
Computation of weighted average
  number of basic shares:
Basic:
 Common shares outstanding at
  beginning of the period        5,450,614   5,266,364   5,281,064   5,249,039
 Weighted average number of
  shares issued during the
  period                               636       2,300      87,770      16,066
                               ----------- ----------- ----------- -----------

Weighted average shares
   outstanding (basic)           5,451,250   5,268,664   5,368,834   5,265,105
                               =========== =========== =========== ===========
Net income available to
 stockholders:                  $2,024,398  $2,732,564  $3,858,529  $5,857,867
                               =========== =========== =========== ===========
 Basic earnings per share:           $0.37       $0.52       $0.72       $1.11
                               =========== =========== =========== ===========

Diluted:
 Common shares outstanding at
  beginning of the period        5,450,614   5,266,364   5,281,064   5,249,039
 Weighted average number of
  shares issued during the
  period                               636       2,300      87,770      16,066
 Weighted average of potential
  dilutive shares computed
  using the treasury stock
  method using the average
  market price during the
  period:
      Option (1)                    52,891     207,222     119,026     256,165
                               ----------- ----------- ----------- -----------
Weighted average shares
 outstanding (diluted)           5,504,141   5,475,886   5,487,860   5,521,270
                               =========== =========== =========== ===========
Net income available to
 stockholders:                  $2,024,398  $2,732,564  $3,858,529  $5,857,867
                               =========== =========== =========== ===========
Diluted earnings per share:          $0.37       $0.50       $0.70       $1.06
                               =========== =========== =========== ===========



(1) Some of the stock options have been excluded because they are antidilutive.