Form 10-Q
period 2001-11-30
AG SERVICES OF AMERICA INC
filed 2002-01-14
CIK 875354

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549

	FORM 10-Q

	(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended      November 30, 2001

	or

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

5,464,614 common shares were outstanding as of November 30, 2001.

                     	AG SERVICES OF AMERICA, INC.

                               	INDEX

                                                                     Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, November 30, 2001
       (unaudited) and February 28, 2001                                1
    Unaudited consolidated condensed statements of income,
       three months and nine months ended November 30, 2001 and 2000    2
    Unaudited consolidated condensed statements of cash
       flows, nine months ended November 30, 2001 and 2000              3
    Unaudited consolidated statement of stockholders' equity,
       nine months ended November 30, 2001                              4
    Notes to consolidated condensed financial statements
       (unaudited)                                                     5-8

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations                      9-14

  Item 3.  Quantitative and qualitative disclosures about
    market risk                                                        14

Part II.  OTHER INFORMATION

  Item 6.  Exhibits and reports on form 8-K:                           15
    (a)  Exhibits
           (11)  Statement re computation of earnings                  16
                   per common share


                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                    AG SERVICES OF AMERICA, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in Thousands)


                                               November 30, February 28
   ASSETS                                         2001        2001*
                                               (Unaudited)
                                               -----------  -----------
CURRENT ASSETS
   Cash                                             $7,497          $61
   Customer notes receivable, less allowance
      for doubtful notes and reserve for
      discounts November 30, 2001 $13,022;
      February 28, 2001 $7,960                     258,736      167,554
   Inventory and other assets                          750        6,700
   Foreclosed assets held for sale                   3,323        1,881
   Deferred income taxes, net                        5,345        2,780
                                               -----------  -----------
                   Total current assets           $275,651     $178,976
                                               -----------  -----------

LONG-TERM RECEIVABLES AND OTHER ASSETS
   Customer notes receivable, less allowance
      for doubtful notes November 30, 2001
      $4,642; February 28, 2001 $3,490             $50,335      $37,844
   Loan origination fees, less accumulated
      amortization November 30, 2001 $1,010;
      February 28, 2001 $754                           687          917
   Deferred income taxes, net                        2,027        1,290
                                               -----------  -----------
                                                   $53,049      $40,051
                                               -----------  -----------
FIXED ASSETS
   Equipment, less accumulated depreciation
   November 30, 2001 $1,967; February 28, 2001
   $1,487                                             $980       $1,275
   Land and construction in progress                 3,728          938
                                               -----------  -----------
                                                    $4,708       $2,213
                                               -----------  -----------
                                                  $333,408     $221,240
                                               ===========  ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, including current maturities    $206,435     $119,604
   Outstanding checks in excess of
      bank balances                                      -        3,934
   Accounts payable                                  9,984          630
   Accrued expenses                                  3,938        2,457
   Income taxes payable                              1,483          270
                                               -----------  -----------
                   Total current liabilities      $221,840     $126,895
                                               -----------  -----------

LONG-TERM LIABILITIES
   Notes payable, less current maturities          $41,224      $28,167
                                               -----------  -----------
STOCKHOLDERS' EQUITY
   Capital stock                                   $23,858      $23,173
   Accumulated other comprehensive income           (1,674)           -
   Retained earnings                                48,160       43,005
                                               -----------  -----------
                                                   $70,344      $66,178
                                               -----------  -----------
                                                  $333,408     $221,240
                                               ===========  ===========
*Condensed from Audited Financial Statements.

See notes to Consolidated Condensed Financial Statements.

                     AG SERVICES OF AMERICA, INC.
         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        Three and Nine Months Ended November 30, 2001 and 2000
           (Dollars in Thousands, Except Per Share Amounts)

                                 Three Months Ended        Nine Months Ended
                                    November 30,              November 30,
                                  2001        2000          2001        2000
                               ----------- -----------   ----------- -----------
Net revenues:
  Farm inputs                      $17,656     $14,314      $277,156    $256,930
  Financing income                   7,448       9,312        22,417      26,027
                               ----------- -----------   ----------- -----------
    Net revenues                   $25,104     $23,626      $299,573    $282,957
                               ----------- -----------   ----------- -----------
Cost of revenues:
  Farm inputs                      $15,816     $12,951      $264,497    $243,805
  Financing expense                  3,741       5,533        11,648      13,862
  Provision for doubtful notes         484         433         5,435       5,017
                               ----------- -----------   ----------- -----------
    Net cost of revenues           $20,041     $18,917      $281,580    $262,684
                               ----------- -----------   ----------- -----------
    Income before
      operating expenses
      and income taxes              $5,063      $4,709       $17,993     $20,273

Operating expenses                   3,078       3,060         9,601       9,252
                               ----------- -----------   ----------- -----------
    Income before
      income taxes                  $1,985      $1,649        $8,392     $11,021

Federal and state income taxes         688         651         3,237       4,166
                               ----------- -----------   ----------- -----------

    Net income                      $1,297        $998        $5,155      $6,855
                               =========== ===========   =========== ===========
Earnings per share:
    Basic                            $0.24       $0.19         $0.95       $1.30
                               =========== ===========   =========== ===========
    Diluted                          $0.24       $0.18         $0.94       $1.24
                               =========== ===========   =========== ===========
Weighted average shares:
    Basic                            5,458       5,272         5,398       5,268
                               =========== ===========   =========== ===========
    Diluted                          5,487       5,476         5,488       5,508
                               =========== ===========   =========== ===========

See Notes to Consolidated Condensed Financial Statements.

                       AG SERVICES OF AMERICA, INC.
         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Nine Months Ended November 30, 2001 and 2000
                          (Dollars in Thousands)

                                                    2001        2000
                                                 ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $5,155      $6,855
   Adjustments to reconcile net income to
      net cash (used in) operating activities:
      Depreciation                                       498         301
      Amortization                                       306         275
      (Increase) in customer notes receivable       (103,674)   (110,963)
      Changes in assets and liabilities               15,675      14,850
                                                 ----------- -----------
      Net cash (used in) operating activities       ($82,040)   ($88,682)
                                                 ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment and construction
     in progress                                     ($3,027)      ($545)
   Proceeds from sale of equipment                        38         182
  (Increase)in foreclosed assets
        held for sale                                 (1,442)       (848)
                                                 ----------- -----------
      Net cash (used in) investing activities        ($4,431)    ($1,211)
                                                 ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                      $302,556    $277,311
   Principal payments on notes payable              (205,324)   (175,700)
   (Decrease) in excess of outstanding
      checks over bank balance                        (3,934)     (9,834)
   (Increase) in loan origination fees                   (76)       (494)
   Proceeds from issuance of capital stock, net          685         267
                                                 ----------- -----------
       Net cash provided by financing
          activities                                 $93,907     $91,550
                                                 ----------- -----------

  Increase in cash                                    $7,436      $1,657

CASH
   Beginning                                              61          45
                                                 ----------- -----------
   Ending                                             $7,497      $1,702
                                                 =========== ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                       $10,371     $12,494
      Income taxes                                    $4,342      $3,506




See Notes to Consolidated Condensed Financial Statements

                    AG SERVICES OF AMERICA, INC.
       UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended November 30, 2001
                       (Dollars in thousands)
                           Capital Stock
                      -----------------------
                                                   Accumulated
                                                      Other
                          Shares                  Comprehensive    Retained                 Comprehensive
                          Issued       Amount        Income        Earnings       Total         Income
                      ------------- ------------- ------------- ------------- ------------- -------------
Balance,
  February 28, 2001       5,281,064       $23,173           $--       $43,005       $66,178           $--
   Comprehensive
    income:
   Net income                    --            --            --         5,155         5,155        $5,155
   Other comprehensive
    income (loss), net
    of tax $984                  --            --        (1,674)           --        (1,674)       (1,674)
                                                                                            -------------
   Comprehensive
    income                                                                                         $3,481
                                                                                            =============
   Issuance of capital
      stock upon the
      exercise of
      options               183,550           685            --            --           685
                      ------------- ------------- ------------- ------------- -------------
Balance,
  November 30, 2001       5,464,614       $23,858       ($1,674)      $48,160       $70,344
                      ============= ============= ============= ============= =============

See Notes to Consolidated Condensed Financial Statements

                     	AG SERVICES OF AMERICA, INC.
         	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            	(UNAUDITED)

Note 1.     Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 2001. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three and nine month period ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002.


Principles of Consolidation

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

Derivative Instruments and Hedging Activities

Effective March 1, 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts, be reconginzed in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholder's equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.
The adoption of FAS 133 did not have a material effect on the primary financial statements, but did reduce comprehensive income by $1.7 million for the nine months ended November 30, 2001.

Note 2.     Commitments and Contingencies

Commitments:

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying consolidated condensed financial statements. These include various commitments to extend credit to customers. At November 30, 2001 and February 28, 2001 the Company had approximately $17 million and $120 million, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

The Company currently has contracted with a company to construct a building to replace the Company's corporate headquarters. The new facility will have approximately 60,000 square feet of office space with adequate land for future expansion. The construction of the new office facility has started with an estimated cost of $4.5 million and completion projected for February of 2002.

Contingencies:

The Company is named in lawsuits in the ordinary course of business. Counsel for the Company has advised the Company, while the outcome of various legal proceedings is not certain, it is unlikely that these proceedings will result in any liability which will materially affect the financial position or operating results of the Company.

The availability of lines of credit to finance operations and the existence of a multi-peril crop insurance program are essential to the Company's operations. If the federal multi-peril crop insurance program currently in existence was terminated or negatively modified and no comparable private or government program was established, this would have a material adverse effect on the Company's future operations. The federal government has from time to time evaluated the federal multi-peril insurance program and is likely to review the program in the future, and there can be no assurance of the outcome of such evaluations.

Note 3.     Pledged Assets and Related Debt

The Company entered into an asset backed securitized financing program through Fiscal 2004, with a maximum available borrowing amount of $345 million. Under the terms of the facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity with respect to $275 million of the facility that incurs interest at variable rates in the commercial paper market (current effective rates range from 2.05% to 2.36% at November 30, 2001) and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points (current effective rate is 2.36% at November 30, 2001). The agreement contains various restrictive covenants including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends and transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations.
At November 30, 2001, the Company had approximately $210 million outstanding under the asset backed securitized financing program and had a maximum additional amount available of approximately
$0.7 million based on borrowing base computations as provided by the agreement.

During August of 2000, the Company negotiated a new $30 million term loan. The term loan will be due in four equal annual installments beginning in July of 2002 through maturity in July of 2005.
Additional terms of the agreement allow two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 4.032% to 5.25% at November 30, 2001). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends and loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings.

The Company entered into an interest rate swap agreement that effectively limits the exposure to increasing interest rates on the above term note.
The interest rate swap agreement matures in July of 2005 and has a notional amount of $30 million at November 30, 2001 and decreases as the principal amount is repaid. The agreement has effectively fixed the interest rate on the Company's $30 million term note at 9.78%. Although the Company is exposed to credit loss in the event of nonperformance by the counter-party on the interest rate swap agreement, management does not expect nonperformance. The Company is currently involved in negotiations with the counter-party of this transaction to reduce the liability that has accrued under this agreement.

In conjunction with the securitized financing program and the term loan, the Company maintains a $15 million revolving bank line of credit through July 2003. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. The terms of the agreement allow for two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 4.032% to 5.25% at November 30, 2001). The agreement also contains various restrictive covenants, including, among others, restricitions on mergers, issuance of stock, declaration or payment of dividends and loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At November 30, 2001 the Company had $5 million outstanding under the agreement and had a maximum additional amount available of approximately $10 million based on borrowing base computation as provided by the agreement.

The Company subsequently closed on a new financing agreement following the end of the third quarter in Fiscal 2002. Under the terms of the agreement, the Compay may borrow up to $3.9 million, with a declining balance provision, on a revolving line of credit through April 2022. This credit agreement will be used to finance construction costs of the Company's new corporate headquarters at a fixed interet rate of 5.74% for five years. The agreement also contains various restrictive covenants, including among others, requirements to maintain certain levels of equity and pretax earnings.

Note 4.  Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the dilutive effect of stock options during the periods presented increase the weighted average number of shares.

Note 5.     Pronouncements Issued Not Yet Adopted

In July 2001, the Financial Accounting Standards Board issued SFAS
No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and
Other Intangible Assets". Statement 141 eliminates the pooling method for accounting for business combinations, requires intangible assets that meet certain criteria to be reported separately from goodwill and requires negative goodwill to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires annual impairment tests for those assets. The Company has completed its full assessment of the effects of these new pronouncements on its financial statements and has determined that there will be no impact on the financial statements upon adoption of these standards.

                     AG SERVICES OF AMERICA, INC.

           	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	       FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three and nine months ended November 30, 2001 and 2000. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                               Percentage          Percentage
                             of Net Revenues     of Net Revenues
                            ------------------  ------------------
                            Three Months Ended  Nine Months Ended
                                November30,         November 30,
                            ------------------  ------------------
                              2001      2000      2001      2000
                            --------  --------  --------  --------
Net Revenues:
 Farm inputs                   70.3%     60.6%     92.5%     90.8%
 Financing income              29.7%     39.4%      7.5%      9.2%
                            --------  --------  --------  --------
                              100.0%    100.0%    100.0%    100.0%
                            --------  --------  --------  --------
Cost of Revenues:
 Farm inputs                   63.0%     54.9%     88.3%     86.1%
 Financing expense             14.9%     23.4%      3.9%      4.9%
 Provision for doubtful
  notes                         1.9%      1.8%      1.8%      1.8%
                            --------  --------  --------  --------
                               79.8%     80.1%     94.0%     92.8%
                            --------  --------  --------  --------
Income before
 operating expenses and
 income taxes                  20.2%     19.9%      6.0%      7.2%

Operating expenses             12.3%     12.9%      3.2%      3.3%
                            --------  --------  --------  --------
Income before
 income taxes                   7.9%      7.0%      2.8%      3.9%

Federal and state income
 taxes                          2.7%      2.8%      1.1%      1.5%
                            --------  --------  --------  --------
Net income                      5.2%      4.2%      1.7%      2.4%
                            ========  ========  ========  ========

Net Revenues

Net revenues increased $1.5 million or 6.3% during the three months ended November 30, 2001, compared with the three months ended November 30, 2000. Net revenues increased $16.6 million or 5.9% during the nine months ended November 30, 2001, compared with the nine months ended November 30, 2000. The increase in net revenues was primarily the result of greater volume under the Company's AgriFlex Credit(R) Financing Program and increases in the Seed and Chemical Financing Program. Year-to-date revenue has been impacted significantly by changes in crops planted by customers and reduced interest rates. The delay in spring crop planting throughout much of the Company's primary market area caused many customers to switch crop plans and leave a portion of acres unplanted which decreased the Company's seed, chemical and fertilizer sales. Financing income as a percentage of net revenues decreased to 29.7% and 7.5% for the three and nine months ended November 30, 2001, respectively, from 39.4% and 9.2% for the same periods of the previous year. The decrease in financing margin was primarily the result of a decrease in the prime lending rate, as compared to the same period one year ago, by approximately 388 and 263 basis points, respectively, over the three and nine months ended November 30, 2001.

Cost of Revenues

The total cost of revenues decreased slightly to 79.8% for the three months ended November 30, 2001, as compared to 80.1% for the three months ended November 30, 2000. Total cost of revenues increased to 94.0% for the nine months ended November 30, 2001, as compared to 92.8% for the nine months ended November 30, 2000.
The gross margin on the sale of farm inputs increased to 10.4% for the three months ended November 30, 2001, compared to 9.5% for the three months ended November 30, 2000 and decreased to 4.6% for the nine months ended November 30, 2001, compared to 5.1% for the nine months ended November 30, 2000. The increase in gross margin on the sale of farm inputs for the three months ended November 30, 2001 was due to the increased volume in the Company's crop insurance program. The decrease in gross margin on the sale of farm inputs for the nine months ended November 30, 2001 was the result of a sales mix shift into lower margin inputs which was caused by the delay in spring crop planting described above that reduced seed, chemical and fertilizer sales. Gross margins on the sale of farm inputs were also reduced as a result of increasing the reserve for program discounts as discounts earned by customers have increased due to an improving customer portfolio and competitive influences. Concerning the gross margin on financing income alone, the percentage increased to 49.8% for the three months ended November 30, 2001 from 40.6% for the three months ended November 30, 2000 and increased to 48.0% for the nine months ended November 30, 2001, from 46.7% for the nine months ended November 30, 2000. The decrease in financing margin dollars was primarily a result of a decrease in the prime lending rate by approximately
388 and 263 basis points for the three and nine months ended
November 30, 2001, as compared to a year ago. Attributing to the decrease in financing margin was the impact of an interest rate swap agreement as discussed in Note 3. The provision for doubtful notes remained relatively constant at 1.9% and 1.8% of net revenues for the three and nine months ended November 30, 2001, as compared to 1.8% for the three and nine months ended November 30, 2000.

Operating Expenses

Operating expenses decreased, as a result of management's efforts to control costs, to 12.3% and 3.2% of net revenues for the three and nine months ended November 30, 2001, as compared to 12.9% and 3.3% for the three and nine months ended November 30, 2000.
The increase in the dollar amount of operating expenses is attributed to the Company's growth. Payroll and payroll related expenses increased to $2.2 million for the three months ended November 30, 2001 from $2.0 million for the three months ended November 30, 2000 and increased to $6.6 million for the nine months ended November 30, 2001 from $6.2 million for the nine months ended November 30, 2000.

Net Income

Net income increased 30.0% to $1.3 million for the three months ended November 30, 2001 from $1.0 million for the three months ended November 30, 2000 and decreased 24.8% to $5.2 million for the nine months ended
November 30, 2001 from $6.9 million for the nine months ended
November 30, 2000. The increase in net income for the three months is primarily attributable to an increase in volume under the Company's crop insurance program. The decline in net income for the nine month period was primarily due to the decrease in financing income resulting from the decrease in prime lending rate as discussed above. Also attributing to the decline in net income was the cool, wet weather conditions throughout the Company's primary market area during the first quarter of Fiscal 2002 which delayed the current crop growing season and reduced seed, chemical and fertilizer sales

Powerfarm

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

Inflation

The Company does not believe the Company's net revenues and net income were significantly impacted by inflation or changing prices in Fiscal 2001 or the first nine months of Fiscal 2002.

Seasonality

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following tables show the Company's quarterly net revenues and net income for Fiscal 2001 and the first three quarters of Fiscal 2002. This information is derived from unaudited consolidated financial statements, which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                Fiscal 2002 Quarter Ended
                      May 31     August 31   November 30  February 28
                   -----------  -----------  -----------  -----------
                                 (Dollars in thousands)
Net revenues          $164,160     $110,310      $25,104

Net income              $1,834       $2,025       $1,297

                                Fiscal 2001 Quarter Ended
                      May 31     August 31   November 30  February 28
                   -----------  -----------  -----------  -----------
                                 (Dollars in thousands)
Net revenues          $155,802     $103,530      $23,626      $62,696

Net income              $3,125       $2,733         $998         $598


Wet weather conditions in much of the Company's primary market area reduced seed, chemical and fertilizer sales in Fiscal 2002 from expected levels.

Liquidity and Capital Resources

At November 30, 2001 the Company had working capital of $53.8 million, a decrease of $1.9 million over a year ago and an increase of $1.7 million
since February 28, 2001.   The components of this net increase, since
February 28, 2001, were (i) $4.1 million resulting from operating activities, consisting of approximately, $5.2 million in net income, $0.5 million in depreciation, $0.3 million in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately $3.0 million related to the acquisition of equipment, furniture and the construction of new corporate headquarters, and
(iii) net proceeds of $0.7 million from the issuance of common stock upon exercise of options.

The Company entered into an asset backed securitized financing program through Fiscal 2004, with a maximum available borrowing amount of $345 million. Under the terms of the facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $275 million of the facility which incurs interest at variable rates in the commercial paper market (current effective rates range from 2.05% to 2.36% at November 30, 2001) and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points (current effective rate is 2.36% at November 30, 2001). The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations.
At November 30, 2001, the Company had approximately $210 million outstanding under the asset backed securitized financing program and had a maximum additional amount available of approximately $0.7 million, based on borrowing base computations as provided by the agreement.

During August of 2000, the Company negotiated a new $30 million term loan.
The term loan will be due in four equal annual installments beginning in July of 2002 through maturity in July of 2005. All borrowings are collateralized by substantially all assets of the Company. Additional terms of the agreement allow two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 4.032% to 5.25% at November 30, 2001). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends and loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. At November 30, 2001, the Company had $30 million outstanding under the term loan.

The Company has an interest rate swap agreement that effectively limits the exposure to increasing interest rates on the above term note. The interest rate swap agreement matures in July of 2005 and has a notional amount of $30 million at November 30, 2001 and decreases as the principal amount is repaid. The agreement has effectively fixed the interest rate on the Company's $30 million term note at 9.78%. Although the Company is exposed to credit loss in the event of nonperformance by the counter-party on the interest rate swap agreement, management does not expect nonperformance. The Company is currently involved in negotiations with the counter-party of this transaction to reduce the liability that has accrued under this agreement.

In conjunction with the securitized financing program and the term loan, the Company maintains a $15 million revolving bank line of credit through July 2003. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program.
All borrowings are collateralized by substantially all assets of the Company. The terms of the agreement allow for two variable interst rate alternatives based on prime or LIBOR (current effective rates range from 4.032% to 5.25% at November 30, 2001). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends and loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At
November 30, 2001 the Company had $5 million outstanding under the agreement and had a maximum additional amount available of approximately $10 million based on borrowing base computations as provided by the agreement.

The Company subsequently closed on a new financing agreement following the end of the third quarter in Fiscal 2002. Under the terms of the agreement, the Company may borrow up to $3.9 million, with a declining balance provision, on a revolving line of credit through April 2022. This credit agreement will be used to finance construction costs of the Company's new coporate headquarters at a fixed interest rate of 5.74% for five years.
The agreement also contains various restrictive covenants, including among others, requirements to maintain certain levels of equity and pretax earnings.

Management believes that the financial resources available to it, including its bank lines of credit, asset backed securitization program, five-year term note, construction loan, trade credit, its equity and internally generated funds, will be sufficient to finance the Company and its operations in the foreseeable future.

The Company currently has contracted with a company to construct a building to replace the Company's corporate headquarters. The new facility will have approximately 60,000 square feet of office space with adequate land for future expansion. The construction of the new office facility has started with an estimated cost of $4.5 million and completion projected for February of 2002.

"Safe Harbor" Statement under the Private Securities Litigation Reform
 Act of 1995

Information contained in this report, other than historical information, should be considered forward looking, which reflect Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions within the agriculture industry; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; changes in weather conditions; changes in agricultural regulations; technological problems; the amount and availability under its asset backed securitization program; unknown risks; and other risks detailed in the Company's Securities and Exchange Commission filings.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At November 30, 2001 the Company had $245 million outstanding in notes payable at an average variable interest rate of 3.27%. The Company has an interest rate swap that effectively converts $30 million of this variable rate debt to a fixed rate instrument. After considering the effect of this swap, the Company has floating rate debt of $215 million at a variable interst rate of 2.36%. A 10% increase in the average variable interest rate would increase interest expense by approximately 33 basis points. Assuming similar average outstanding borrowings as Fiscal 2001 of $183 million, this would increase the Company's interest expense by approximately $0.6 million. The Company is currently involved in negotiations with the counter-party of the swap transaction to reduce the liability that has accrued under that agreement.

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


                                    AG SERVICES OF AMERICA, INC.
                                    ----------------------------
                                           (Registrant)

                                    /s/ Brad D. Schlotfeldt
                                    ----------------------------
                                    Brad D. Schlotfeldt
                                    Executive Vice President & Treausurer
                                    (Principal Financial & Accounting Officer)

Date: January 14, 2002







				  AG SERVICES OF AMERICA, INC.

                                 EXHIBIT 11
               STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                                 Three Months Ended       Nine Months Ended
                                    November 30,             November 30,
                               ----------------------- -----------------------
                                  2001        2000        2001        2000
                               ----------- ----------- ----------- -----------
Computation of weighted average
  number of basic shares:
Basic:
 Common shares outstanding at
  beginning of the period        5,451,864   5,269,964   5,281,064   5,249,039
 Weighted average number of
  shares issued during the
  period                             6,626       2,522     117,272      19,439
                               ----------- ----------- ----------- -----------

Weighted average shares
   outstanding (basic)           5,458,490   5,272,486   5,398,336   5,268,478
                               =========== =========== =========== ===========
Net income available to
 stockholders:                  $1,296,761    $997,658  $5,155,290  $6,855,525
                               =========== =========== =========== ===========
 Basic earnings per share:           $0.24       $0.19       $0.95       $1.30
                               =========== =========== =========== ===========

Diluted:
 Common shares outstanding at
  beginning of the period        5,451,864   5,269,964   5,281,064   5,249,039
Weighted average number of
  shares issued during the
  period                             6,626       2,522     117,272      19,439
 Weighted average of potential
  dilutive shares computed
  using the treasury stock
  method using the average
  market price during the
  period:
      Options (1)                   28,965     203,517      89,620     239,052
                               ----------- ----------- ----------- -----------
Weighted average shares
 outstanding (diluted)           5,487,455   5,476,003   5,487,956   5,507,530
                               =========== =========== =========== ===========
Net income available to
 stockholders:                  $1,296,761    $997,658  $5,155,290  $6,855,525
                               =========== =========== =========== ===========
Diluted earnings per share:          $0.24       $0.18       $0.94       $1.24
                               =========== =========== =========== ===========



(1) Some of the stock options have been excluded because they are antidilutive.