Form 10-K
period 2002-02-28
AG SERVICES OF AMERICA INC
filed 2002-05-29
CIK 875354

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
             Washington, DC 20549

                   FORM 10-K

(Mark One)
[X]Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended    February 28, 2002

                      or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934  [Fee Required]

For the transition period from            to


Commission File Number:       000-19320

             Ag Services of America, Inc.
(Exact name of registrant as specified in its charter)

             Iowa                              42-1264455
   (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

1309 Technology Parkway, Cedar Falls, Iowa           50613
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

  Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K (229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                [ ]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of May 13, 2002, was approximately $56,059,000 (based on the last reported sale price of $13.40 per share on May 13, 2002, on the New York Stock Exchange).

  As of May 13, 2002, 5,476,864 shares of the registrant's common stock, no par value, were issued and outstanding. At that date, there were 127 stockholders of record and approximately 2,600 stockholders for whom securities firms acted as nominees.

             DOCUMENTS INCORPORATED BY REFERENCE

Herein the following documents are incorporated by reference:

  Selected portions of the Registrant's Annual Report to Stockholders for the year ended February 28, 2002, are incorporated by reference into Part II.

  Selected portions of the Registrant's Definitive Proxy Statement for the annual shareholders' meeting to be held July 31, 2002, are incorporated by reference into Part III.

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

On August 1, 1991, the Company completed its initial public offering of 1,060,000 shares of common stock (including 60,000 shares due to over-allotments completed August 30, 1991), of which 382,000 previously issued shares were sold by certain stockholders (including 32,000 shares as a result of over-allotments). The Company received net proceeds of approximately $4.7 million for the 678,000 newly issued shares sold by the Company including 28,000 shares as a result of over-allotments.

On April 22, 1993, the Company completed a public offering of $13,800,000 principal amount of 7% Convertible Subordinated Debentures due 2003 (including $1,800,000 due to over-allotments) ("the Debentures"). The Debentures were convertible into Common Stock of the Company at $9.25 per share. The Company received net proceeds of approximately $12.9 million.

On June 7, 1996, the Company called for redemption or conversion all of its outstanding Debenutres. From June 7, 1996 through July 10, 1996, the redemption date, the Company issued 1,487,669 shares of common stock upon conversion of $13,761,000 of Debentures and redeemed $39,000 of Debentures as full settlement of all $13,800,000 of the Debentures outstanding.

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

Principal Markets:

The Company's customers are currently located in 34 states.  The
Company's principal target market is corn and soybean producers in the states of Iowa, Minnesota, Nebraska, Illinois, Ohio, North Dakota, South Dakota, Texas and Indiana.

Products and Suppliers:

The Company buys seed, fertilizer, agricultural chemicals and other farm inputs from numerous manufacturers, distributors or dealers.
These suppliers generally deliver the farm inputs directly to the Company's customers. The Company negotiates the purchase price, discounts and trade credit annually with most of these suppliers. During the year ended February 28, 2002 ("Fiscal 2002"), the percentage of net revenues attributed to the sale of seed, fertilizer, agricultural chemicals, and other farm inputs including, among others, cash rents, fuel, and irrigation was 14.8%, 11.3%, 12.3% and 54.8%, respectively. The balance of the Company's net revenues from continuing operations in Fiscal 2002 was attributed to financing income.

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

Insurance, Cash Rents, Fuel, Irrigation and Custom Application. The Company offers its customers multi-peril crop insurance as an agent, although customers may also purchase multi-peril crop insurance from other insurance agents. Through twenty-seven of its employees, the Company is currently licensed as an insurance agent in 30 states.
When customers purchase the insurance through the Company's agent, the Company receives a standard industry commission based on the premium amount.

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

FSA "Farm Program" Payments. The United States Department of Agriculture, through its Farm Service Agency ("FSA"), guarantees participating farmers various forms of payments on "base acres" for various crops over the next year under Farm Security and Rural Investment Act of 2002 ("2002 Farm Bill"). Corn, soybeans, wheat and certain other crops are currently eligible under the FSA farm program. If a customer of the Company participates in the FSA farm program, the Company supplements its security by obtaining an assignment of the customer's FSA "Farm Program" payments. While various forms of federal support programs have been in existence since 1933, federal farm policies and funding, including support payments under the 2002 Farm Bill, are subject to periodic change, and there can be no assurance that the FSA or any other federal agency will continue to provide support programs on an ongoing basis. Prior to the signing of the 2002 Farm Bill, the Federal Agriculture and Improvement Act of 1995 was in effect.

Farm Input Pricing and Finance Charges:

The Company structures its pricing of farm inputs so that the net prices paid by its customers who take advantage of the Company's payment discounts are generally competitive with farm inputs purchased from another distributor or supplier. The Company charges its customers for farm inputs when provided. Finance charges on credit extended to a customer commence immediately for cash rents provided by the Company and on the date shipped for other farm input products sold by the Company to a customer. The Company establishes and sets its interest rates each year based on the Company's estimate of anticipated interest costs over the year. For the year ending February 28, 2003
("Fiscal 2003"), the Company's customers will be charged interest at a variable rate note at prime to 4.0% above prime based on the credit worthiness of the customer. As of April 9, 2002, the current prime rate is 4.75% per annum as published in the Midwest Edition of the Wall Street Journal.

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

Customer Support:

The Company provides customers personalized service with their farm input needs throughout the entire crop growing cycle. The Company's account managers provide information on the availability and use of various chemicals, fertilizers and seed, while the ultimate decision of product choice is made by the customer. The Company's account managers discuss with customers the efficient use of farm inputs, cost-effective fertility and weed control programs, product availability, pricing and delivery. When orders are received, the Company coordinates the customer's needs and delivery requirements with the appropriate suppliers. The Company also generally schedules at least one or two visits to the customer's farm to inspect the growing crop and to discuss harvest plans and any pertinent problems during the growing cycle. The Company provides each customer a detailed monthly statement to simplify the customer's bookkeeping for all farm inputs purchased from the Company throughout each growing season.

Credit Policy and Customer Notes:

The Company has established a credit policy with procedures for credit review and approval. Each new customer and customers from prior years must provide financial and credit information to the Company. If a customer is approved by the Company for credit, the Company will generally extend credit from 80% to 95% of the insured value of that customer's planned crop, based on his multi-peril insurance coverage. The Company secures its position principally by obtaining a lien on the crop and by receiving an assignment of the farmer's multi-peril crop insurance and government farm program payments, if available. For certain customers, the Company's lien on the crop might be subordinate to one or more prior liens, which would directly reduce the amount of credit available to that customer. The Company obtains a current credit report or search to verify the priority of the Company's lien. The Company also contacts customer references, and for larger accounts, the Company may visit the prospective customer's farm to review farm operations before extending credit.

In conjunction with the loans discussed above, the Company also offers intermediate term financing and crop input-only financing on a limited basis. Intermediate term loans range from one to five years in length and are secured with machinery and equipment and/or real estate. Crop input-only notes are typically unsecured and are used by the Company's customers as a source for financing seed, chemicals, and/or fertilizer from various national manufacturers and suppliers. Crop input-only notes are due in the fall following harvest.

The Company's principal asset are its notes receivable from customers who finance their purchase of farm inputs from the Company throughout the crop growing cycle. At February 28, 2002 and February 28, 2001, the total number of customer notes receivable were $267,747,000 and $216,848,000 respectively. For the years ended February 28, 2002 and February 28, 2001, there were no individual customers whose accounts were 5% or more of the Company's total customer notes receivable at year end.

Each customer account is assigned to an employee of the Company for monitoring the collection of customer accounts during harvest season, under the supervision of the Company's account managers. The
Company's employees generally contact their respective assigned customers biweekly during the harvest season. Through this process, the Company obtains information from customers concerning crop yields, marketing strategy, number of acres harvested and the location of the customers' stored crops. If a customer has a claim under his multi-peril crop insurance, the Company will take steps to assure that the claim has been properly and timely filed. Under the Company's credit arrangements, when a customer sells his crop, the customer is required to obtain the sale proceeds by check, payable to both the customer and the Company, and forward the check to the Company as endorsed by the customer. Upon receipt of the check, the Company applies the proceeds as a payment on the customer's account and forwards any overpayments to the customer. The Company does not retain customer funds on deposit. If a customer is to receive all or a portion of the value of his crop through a multi-peril crop insurance claim or farm program payment, the collection of that customer's account could be delayed pending receipt of those payments.

Some customers may wish to store their crops for later sale, or for other reasons may not pay their accounts in full when due. The Company monitors and documents its collateral and collection position on all accounts on an ongoing basis. The Company will informally extend the payment of a customer's note receivable to accommodate a customer's crop marketing requirements if the Company determines that there continues to be sufficient collateral. Therefore, a customer's note receivable that is past due may not be past due because of a customer's inability to pay or collateral impairment. The amount of customer notes receivable that were past due (including notes extended by the Company) at February 28, 2002 and February 28, 2001 was $140,364,000 and $120,779,000, respectively. The amount of past due customer notes receivable increased slightly from 34.9% of net revenues in Fiscal 2001 to 36.2% in Fiscal 2002, primarily as a result of an increase in the amount of customers utilizing an extended marketing cycle. This increase in past due customer notes receivable was in line with the Company's expectations. The increased dollar amount of past due customer notes receivable has not had a material adverse affect on the Company's earnings, and management does not believe that this increase will have a material adverse affect on earnings or the Company's ability to supply and finance farm inputs in the future.

The Company also continually evaluates and classifies each customer account based on collateral and expected timing of collection in determining its allowance for doubtful notes. At February 28, 2002 and February 28, 2001, the Company's allowance for doubtful notes was $9,500,000 and $7,300,000, respectively.

Sales and Marketing:

The Company markets its program through advertising, including direct mail and telemarketing, customer solicitation and referrals, including cooperative marketing efforts with several major seed and fertilizer suppliers which allow the Company to market its program through their dealer networks. In addition, the Company employs thirty-eight full time salaried sales people and one independent sales representative. The sales representatives identify prospective customers and assist in obtaining customer information for the Company's credit review and approval. After the Company has approved a customer, the Company's employees begin to service the customer's account generally without assistance from the sales representatives.

In Fiscal 2002 and 2001, the Company incurred approximately $663,000 and $1,071,000, respectively, in advertising expenses. The Company plans to spend approximately $675,000 on advertising in Fiscal 2003.

Powerfarm:

The Company continues to leverage its business model and use of its credit products via the Internet through Powerfarm.com. The
Powerfarm website offers growers one of the most comprehensive assortments of agricultural products, services and credit options available in the agricultural industry. The site highlights Ag Services credit programs and allows farmers to apply for credit lines electronically. In addition, existing customers have the ability to access detailed account information 24 hours a day through the site.

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

In March of 1997, the Company negotiated an asset backed securitized financing program with a maximum available amount of $135 million, which was increased to $205 million in March of 1998. In June of 1999, the Company amended the asset backed securitized financing program and increased the borrowing amount under the facility to $275 million. During June of 2000, the Company increased the maximum available borrowing amount under the facility to $325 million, which was increased again in 2001 to $345 million and is now extended through November 2002. The Company also has a $30 million term note that matures in November 2002. In conjunction with the securitized financing program and the term loan, the Company maintains a revolving bank line of credit through November 2002 with a maximum available borrowing cpacity of $15 million. If the Company were not able to maintain a sufficient line of credit or other credit facility, the Company would not be able to finance sufficient sales of farm inputs, which would have a material adverse affect on the Company's business and its growth. The Company's current financing program expires in November 2002 and several financing alternatives are presently being considered. Management believes that the financial resources available to it will be sufficient to finance the Company's business over the next fiscal year.

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

Backlog Orders:

Although the Company had approximately $152,763,000 in commitments to supply farm inputs, there was no material sales backlog as of February 28, 2002.

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

The sale of certain farm inputs, including agricultural chemicals and pesticides is subject to certain federal and state environmental rules and regulations. The Company holds licenses necessary for the sale of these products. The Company also serves as an agent for the sale of multi-peril crop insurance and has twenty-seven employees with the required insurance agent's license.

Employees:

As of February 28, 200, the company had 164 full time employees, including thirteen executive positions, four in product specialization and distribution, fifty-eight in credit review and approval, three in multi-peril crop insurance sales, nineteen in accounting and administration, eight in information systems, one in customer service, fourteen in legal and collection, forty-one in sales and marketing, and three in Powerfarm, Inc. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Risk Factors:

Availablility of Credit to Finance Farm Inputs. The Company's principal source of revenues, which accounted for at least 90% of net revenue over the past three fiscal years, is the sale of farm inputs to farmers. If a farmer does not have sufficient cash resources to cover farm input costs until the sale of the crops after harvest, he must finance his purchase of farm inputs throughout the crop growing cycle. To facilitate the sale of farm inputs, the Company offers its customers financing during the entire growing season for each crop. For the fiscal years ended February 28, 2002, 2001 and 2000, the Company financed its purchase of farm inputs from the following sources in the respective percentages indicated: bank and corporate lines of credit 78.6%, 79.2% and 78.3%; trade credit 3.3%, 4.3% and 4.5%; and equity 18.1%, 16.5% and 17.1%.
If the Company is not able to obtain and maintain sufficient term debt and lines of credit, the Company would not be able to finance sufficient sales of farm inputs, which would have a material adverse effect on the Coimpany's business.

The Company is currently renegotiating and restructuring its lines of credit and term debt. In that effort, the Company is experiencing a tight credit environment. Accordingly, any new debt facility of the Company may incur higher rates of interest or be subject to other terms and conditions more adverse than those currently in place, which would have a material adverse effect on the Company's business.

Security and Collection of Customer Notes Receivable. The Company's principal asset is its notes receivable from customers who finance their purchase of farm inputs from the Company throughout the crop growing cycle. The Company currently secures its position principally by obtaining a lien on the crop and by receiving an assignment of the farmers' multi-peril crop insurance and an assignment of government farm program payments, if available. For certain customers, the Company's lien on the crop might be subordinate to one or more prior liens. Agricultural co-ops and other suppliers of farm inputs who provide financing for their particular brands of farm inputs typically obtain a lien on the crop or assets sold but do not generally require a lien on farm land or equipment. Since the Company finances the purchase of farm inputs on a short-term basis through the crop growing and marketing cycle, the Company also generally does not require that customers provide a lien on farm land or equipmnent. Although the Company's credit policies include taking action necessary to preserve its lien and rights to a customer's crop, if the Company fails to perfect its lien or if a customer commits fraud, including the improper sale of crop to a bona fide purchaser, the Company may have difficulty preserving its lien rights. In addition, if a farmer does not engage in proper farming practices, the multi-peril crop insurance may not be available.

The Company also offers intermediate term financing for customers with repayment terms ranging from one to five years. These intermediate term loans are used to finance machinery and equipment and/or real estate. The Company typically takes a first lien position on the corresponding collateral. In addition to the above financing programs the Company also offers a crop-input only financing program whereby the Company finances customers' purchases of seed, chemical and/or fertilizer only from certain national manufacturers and suppliers. These notes are typically unsecured and repayment terms are generally in fall of the year following harvest.

The Company reviews its customer notes receivable monthly and classifies each customer note receivable into one or more of the following five classifications: "acceptable," "watch," "substandard," "doubtful" and "loss." Although the Company believes it has made adequate provision in its Financial Statements for possible losses on these receivables, the value of the Company's collateral may fluctuate due to the variability of crop and fixed asset values over time, which could adversely affect the adequacy of the Company's reserve for doubtful notes.

From time to time, there is a concentration of large customer accounts. If one or more large customer accounts does not repay their account in full, this could have a material adverse effect on the earnings of the Company.

Availability of Government Underwritten Multi-Peril Crop Insurance. The Company currently secures its position principally by obtaining a lien on the crop and by receiving an assignment of the farmer's multi-peril crop insurance and government farm program payments, if available. Multi-peril crop insurance attaches only if the crop is properly planted by a previously established date. If the insurance underwriter determined that a farmer did not engage in proper farming practices, or if a farmer did not plant his crop on a timely basis (other than as a result from weather), multi-peril crop insurance coverage could be denied. While various forms of federal multi-peril crop insurance have been in existence since 1938, federal farm policies and funding are subject to periodic change, and there can be no assurance that the Federal Crop Insurance Corporation ("FCIC") or any other federal agency will continue to underwrite multi-peril crop insurance on an ongoing basis. If the Company's customers were not able to obtain multi-peril crop insurance through some combination of the FCIC or private insurance carriers at a reasonable cost, the Company would be required to seek alternative collateral from its customers, which could have a material adverse effect on the Company's net revenues.

Agricultural Industry Cycles. Because all of the Company's customers are engaged in farming, the Company is subject to weather and agricultural industry cycles. The sale of farm inputs is seasonal based on the crop growing cycle. Farm input costs, crop prices, interest rates and credit availability for agricultural lending are all subject to fluctuations from time to time based on market conditions, weather, and the United States and world economics.

The agricultural crop production industry is currently going through a consolidation phase which is reducing the number of viable farming operations. Currently, this is increasing the demand for credit throughout the industry. Further consolidation could change the need for financing in agriculture in the future, which could have a material adverse effect on the Company's net revenues.

Competition. Although the Company is not currently aware of other companies which provide the same range of farm inputs and financing currently provided by the Company, many different companies provide one or more of the Company's products. The Company faces competition from many types of suppliers of farm inputs, including manufacturers' dealers, independent distributors and suppliers, and farm cooperatives. Commercial banks, the Farm Credit System and other agricultural lenders compete with the Company for farm input financing. Farm input financing is competitive and, in recent years, several large agricultural supply companies and cooperatives, including Pioneer Hi-Bred International Inc., Deere Credit and Cenex/Land O'Lakes, have provided financing for various farm inputs. Many of the Company's competitors are considerably larger and better capitalized, and there can be no assurance that the Company will be able to compete effectively against its competitors in the future.

Dependence on Key Officers. The success of the Company is dependent on its President and Chief Executive Officer, Henry C. Jungling, Jr., its Chairman of the Board, Gaylen D. Miller and its Chief Operating Officer and Secretary, Kevin D. Schipper. The loss of the services of these officers could have a material adverse effect on the business of the Company.

Government Regulation. Farm input financing, including cash advances, is subject to certain state laws governing money brokers, federal and state truth in lending regulations, and state usury laws limiting interest rates for certain types of customers. The sale of certain farm inputs, including agricultural chemicals and pesticides, is subject to certain federal and state environmental rules and regulations. The Company also is subject to insurance agency regulations for its sale of multi-peril crop insurance. Additional laws and regulations could be implemented in the future governing the Company's financing activities for the sale of farm inputs, including cash advances, or other aspects of the Company's business. Compliance with these laws and regulations may adversely affect the Company's operations and costs.

ITEM 2.  PROPERTIES


During Fiscal 2001 the Company was granted land by the City of Cedar Falls, Iowa to construct new headquarters. The construction of the Company's new corporate headquarters was completed in February of 2002. The new headquarters, aggregating approximately 60,000 square feet, is located in Cedar Falls, Iowa. The land and building are used as security for the Company's outstanding credit agreements.

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


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock is traded on the New York Stock Exchange ("NYSE"), under the symbol ASV. The market quotations provided by the NYSE appearing on page four of the Annual Report to Shareholders for the year ended February 28, 2002 are incorporated herein by reference. These quotations reflect prices without retail markup, markdown or commissions and may not represent actual transactions.

Stockholders

As of February 28, 2002, the Company had 127 stockholders of record and approximately 2,600 stockholders for whom securities firms acted as nominees.

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

ITEM 6.  SELECTED FINANCIAL DATA

The  "Selected Financial Data" for the Company appearing on pages
12 and 13 of the Annual Report to Stockholders for the year ended
February 28, 2002 is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 15 through 20 of the Annual Report to Stockholders for the year ended February 28, 2002 is herein incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At February 28, 2002 the Company had $187.6 million outstanding in notes payable at an average variable interest rate of 3.64%. The
Company has an interest rate swap which effectively converts $30 million of this variable rate debt to a fixed rate instrument. The Company also has a building loan with a fixed rate of interest. After considering the effect of the swap and the building loan, the Company has floating rate debt of $151.9 million at a variable interest rate of 2.38%. A 10% increase in the average variable interest rate would increase interest expense by approximately 24 basis points. Assuming similar average variable rate outstanding borrowings for Fiscal 2002 of $246 million, the Company's interest expense would increase by approximately $591,000.

The above sensitivity analysis is to provide information about the Company's potential market risks as they pertain to an adverse change in interest rates. The above analysis excludes the positive impact that increased interest rates would have on financing income, as 95% of the Company's notes receivable are variable rate notes.

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

Name                       Age   Position With the Company

Henry C. Jungling, Jr.(1)  55   President and Chief Executive Officer
Gaylen D. Miller (1)       53   Chairman of the Board
Kevin D. Schipper (1)      42   Chief Operating Officer and Secretary
Shawn R. Smeins (1)        34   Executive Vice President of Operations
John T. Roth (2)           30   Vice President Finance
Todd J. Ryan (1)           39   Vice President Sales and Marketing
Eunice M. Schipper (1)     60   Vice President Credit
Neil H. Stadlman (1)       56   Vice President Credit Administration
Lisa M. Meester (1)        42   Vice President Information Systems
Bruce Nelson (1)           51   Vice President Collections
Jamey Ross (1)             30   Vice President Products and Distribution
Linda Kobliska (3)         46   General Counsel
Matt Cory (4)              33   VP Information Systems -
                                Powerfarm, Inc.
Tad Mozena (1)             34   VP Marketing & Public Relations -
                                Powerfarm, Inc.

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

(4)	Mr. Cory has been employed by the Company in varying capacities since
 February 2000. Prior to working with Ag Services of America, Mr. Cory worked for State Farm Insurance as a part of its National Catastrophe program.

The balance of the information regarding directors and executive officers of the Company is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held July 31, 2002 on pages 10 to 12, under the heading "Election of Directors," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held July 31, 2002 on page 10, under the heading "Election of Directors," on page 12, under the heading "Election of Directors - Compensation Committee Interlocks and Insider Participation," and on pages 4 to 14, under the heading "Executive Compensation and Other Related Information," and is incorporated herein by reference. However, the "Board Report on Executive Compensation" and the "Performance Graph," on pages 7 to 8 and page 9, respectively, are specifically not incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held July 31, 2002 on page 3, under the heading "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held July 31, 2002 on pages 10 to 12, under the heading "Election of Directors," and is incorporated herein by reference.


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

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following index is submitted in response to Item 14:

                                                Page Reference
                                                Annual Report
                                           10-K     to Stockholders
FINANCIAL STATEMENTS
Report of Independent Public Accountants                    21
Consolidated balance sheets, February 28,
  2002 and February 28, 2001                                22
Consolidated statements of income, years
  ended February 28, 2002, February 28, 2001
  and February 29, 2000                                     23
Consolidated statements of stockholders'
  equity, years ended February 28, 2002,
  February 28, 2001 and February 29, 2000                   24
Consolidated statements of cash flows, years
  ended February 28, 2002, February 28, 2001
  and February 29, 2000                                     25
Notes to consolidated financial statements                26 - 46

FINANCIAL STATEMENT SCHEDULES
Report of Independent Public Accountants     18
Schedule II - Valuation and Qualifying
 Accounts                                    19

EXHIBITS
See Index of Exhibits on pages 22, 23 and 24.

The Financial Statements listed in the above index are included in the Company's Annual Report to Stockholders for the year ended February 28, 2002, are herein incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Items 5, 6, 7, 10, 11, 12 and 13, the Annual Report to Stockholders for the year ended February 28, 2002 is not deemed filed as a part of this report.

McGLADREY & PULLEN, LLP                                  RSM
 Certified Public Accountants and Consultants        International





            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors
Ag Services of America, Inc.
Cedar Falls, Iowa


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purpose of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                         /s/ McGladrey & Pullen, LLP
                                         McGladrey & Pullen, LLP



Des Moines, Iowa
April 10, 2002

                                        AG SERVICES OF AMERICA, INC.

                                                SCHEDULE II
                                      VALUATION AND QUALIFYING ACCOUNTS

Column A                            Column B                Column C               Column D        Column E
--------------------------------- ------------- ------------------------------  --------------- --------------
                                                           Additions
                                                ------------------------------
                                                                     (2)
                                                                  Charged to
                                   Balance at     Charged to        Other                         Balance at
                                   Beginning      Costs and       Accounts -      Deductions -      End of
Description                        of Perod        Expenses        Describe        Describe         Period
--------------------------------- ------------- -------------- ---------------  --------------- --------------
Year ended February 28, 2002:
 Reserves and allowances deducted
   from asset accounts:
   Allowance for doubtful notes     $7,300,000    $7,485,110                    $5,285,110 (1)   $9,500,000

Reserve for discounts               $4,150,000                  $7,490,381 (2)  $6,540,381 (3)   $5,100,000

Year ended February 28, 2001:
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful notes    $4,550,000    $6,266,196                    $3,516,196 (1)   $7,300,000

Reserve for discounts               $2,700,000                  $7,019,085 (2)  $5,569,085 (3)   $4,150,000

Year ended February 29, 2000:
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful notes    $3,695,000    $5,431,651                    $4,576,651 (1)   $4,550,000

Reserve for discounts               $2,500,000                  $5,798,274 (2)  $5,598,274 (3)   $2,700,000

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

(Registrant)            AG SERVICES OF AMERICA, INC.


By(Signature and Title) \s\ Gaylen D. Miller
                              Gaylen D. Miller
                              Chairman of the Board
                              (Principal Financial and Accounting Officer)

                         \s\ Henry C. Jungling, Jr.
                              Henry C. Jungling, Jr.
                              President and Chief Executive Officer
                              (Principal Executive Officer)
Date    May 23, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              By:/s/ Gaylen D. Miller
                              Gaylen D. Miller
                              Chairman and Director
                              Date:  May 23, 2002

                              By:/s/ Henry C. Jungling, Jr.
                              Henry C. Jungling, Jr.
                              President and Chief Executive Officer
                              and Director
                              Date:  May 17, 2002

                              By:/s/ Kevin D. Schipper
                              Kevin D. Schipper
                              Chief Operating Officer and Director
                              Date:  May 21, 2002

                              By:/s/ James D. Gerson
                              James D. Gerson
                              Director
                              Date:  May 16, 2002

                              By:/s/ Michael Lischin
                              Michael Lischin
                              Director
                              Date:  May 16, 2002

                              By:/s/ Ervin J. Mellema
                              Ervin J. Mellema
                              Director
                              Date:  May 15, 2002

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

10.25          Master Trust Indenture and Security Agreement (10)

10.26          Employee Agreement with Kevin D. Schipper (11)

10.27          Employee Agreement with Gaylen D. Miller (11)

10.28          Employee Agreement with Henry C. Jungling (11)

10.29          Amendment No. 4 and Master Waiver to Master Trust
               Indenture and Security Agreement (12)

21.1           Subsidiaries of the Registrant (12)

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

(12) - Filed herewith

                       AG SERVICES OF AMERICA, INC.

                              EXHIBIT 13.1


                         FORM OF ANNUAL REPORT TO
                    SHAREHOLDERS FYE FEBRUARY 28, 2002

                                 FINANCIAL HIGHLIGHTS
                                ----------------------

                                             2002        2001        2000        1999        1998
                                          ----------  ----------  ----------  ----------  ----------
                                              (expressed in thousands, except per share amounts)
Earnings:
  Net revenues                             $387,356    $345,653    $294,584    $223,813    $186,001
  Net revenues increase                       12.1%       17.3%       31.6%       20.3%       26.0%
  Net income                                 $5,476      $7,453      $7,610      $6,493      $5,181
  Net income as a percentage of net revenues   1.4%        2.2%        2.6%        2.9%        2.8%
  Return on beginning stockholders' equity     8.3%       12.8%       15.1%       14.8%       13.6%

  Per share data:
      Net income:
          Basic                               $1.01       $1.41       $1.45       $1.25       $1.01
          Diluted                             $1.00       $1.36       $1.40       $1.20       $0.96
  Book value                                 $13.07      $12.53      $11.13       $9.70       $8.45

  Weighted average shares:
          Basic                               5,415       5,271       5,233       5,204       5,155
          Diluted                             5,490       5,490       5,453       5,431       5,425

Financial position:
  Working capital                           $19,138     $52,081     $45,139     $39,390     $33,806
  Total assets                             $273,801    $221,240    $164,328    $134,644     $93,248
  Stockholders' equity                      $71,467     $66,178     $58,436     $50,537     $43,756


Quarterly Common Stock Prices

                                       First     Second    Third    Fourth
                                      Quarter   Quarter   Quarter   Quarter
                                      -------   -------   -------   -------

2002
    High                              $15.70    $16.15    $13.27    $14.00
    Low                               $13.90    $12.70     $9.55    $10.00

2001
    High                              $31.56    $18.50    $19.94    $15.95
    Low                               $16.25    $14.38    $12.31    $10.44


       SIXTEEN-YEAR FINANCIAL SUMMARY
(Dollars in thousands, except per share amounts)
                               February February  February  February  February  February  February  February
                                 2002      2001      2000      1999      1998      1997      1996      1995
                              --------- --------- --------- --------- --------- --------- --------- ---------
Statement of Income Data:
Net revenues:
 Farm inputs                   $360,820  $313,792  $269,517  $204,133  $172,646  $137,443  $106,869   $81,936
 Financing income                26,536    31,861    25,067    19,680    13,355    10,204     7,817     5,395
                              --------- --------- --------- --------- --------- --------- --------- ---------
Total net revenues             $387,356  $345,653  $294,584  $223,813  $186,001  $147,647  $114,686   $87,331
                              --------- --------- --------- --------- --------- --------- --------- ---------

Cost of revenues:
 Farm inputs                   $344,457  $297,489  $253,588  $191,648  $162,140  $127,698   $98,280   $75,247
 Financing expense               13,830    17,082    12,062     9,309     5,536     4,768     4,258     2,784
 Provision for doubtful notes     7,485     6,266     5,421     4,021     2,963     2,290     1,863     1,409
                              --------- --------- --------- --------- --------- --------- --------- ---------
Total cost of revenues         $365,772  $320,837  $271,071  $204,978  $170,639  $134,756  $104,401   $79,440
                              --------- --------- --------- --------- --------- --------- --------- ---------

Income from continuing
  operations before operating
  expenses and income taxes     $21,584   $24,816   $23,513   $18,835   $15,362   $12,891   $10,285    $7,891
Operating expenses               12,679    12,799    10,556     8,374     7,200     6,216     5,422     4,128
                              --------- --------- --------- --------- --------- --------- --------- ---------
Income from continuing
  operations before income
  taxes                          $8,905   $12,017   $12,957   $10,461    $8,162    $6,675    $4,863    $3,763
 Fed and state income taxes       3,429     4,564     4,878     3,722     2,915     2,329     1,730     1,361
                              --------- --------- --------- --------- --------- --------- --------- ---------
Income from continuing
   operations                    $5,476    $7,453    $8,079    $6,739    $5,247    $4,346    $3,133    $2,402
   Discontinued operations           --        --      (469)     (246)      (66)       --        --        --
                              --------- --------- --------- --------- --------- --------- --------- ---------
Net Income                       $5,476    $7,453    $7,610    $6,493    $5,181    $4,346    $3,133    $2,402
                              ========= ========= ========= ========= ========= ========= ========= =========

Earnings per share - Basic:
 Income from continuing
   operations                     $1.01     $1.41     $1.54     $1.29     $1.02     $0.95     $0.89     $0.69
 Discontinued operations             --        --     (0.09)    (0.04)    (0.01)       --        --        --
                              --------- --------- --------- --------- --------- --------- --------- ---------
 Net income                       $1.01     $1.41     $1.45     $1.25     $1.01     $0.95     $0.89     $0.69
                              ========= ========= ========= ========= ========= ========= ========= =========

Earnings per share - Diluted:
 Income from continuing
   operations                     $1.00     $1.36     $1.48     $1.24     $0.97     $0.84     $0.73     $0.60
 Discontinued operations             --        --     (0.08)    (0.04)    (0.01)       --        --        --
                              --------- --------- --------- --------- --------- --------- --------- ---------
 Net income                       $1.00     $1.36     $1.40     $1.20     $0.96     $0.84     $0.73     $0.60
                              ========= ========= ========= ========= ========= ========= ========= =========

Cash dividends per share            $--       $--       $--       $--       $--       $--       $--       $--
                              ========= ========= ========= ========= ========= ========= ========= =========

Weighted average shares:
 Basic                        5,415,104 5,271,069 5,232,895 5,203,976 5,155,186 4,578,720 3,538,603 3,478,144
                              ========= ========= ========= ========= ========= ========= ========= =========
 Diluted                      5,489,755 5,490,109 5,453,478 5,430,781 5,424,977 5,352,257 5,201,231 5,150,556
                              ========= ========= ========= ========= ========= ========= ========= =========
                               February  February  February  February  February  February  February  February
                                 2002      2001      2000      1999      1998      1997      1996      1995
                              --------- --------- --------- --------- --------- --------- --------- ---------

Balance Sheet Data:
Working capital                 $19,138   $52,081   $45,139   $39,390   $33,806   $27,375   $23,611   $21,546
Total assets                    273,801   221,240   164,328   134,644    93,248    60,773    55,186    38,277
Total debt                      187,640   147,771    93,390    70,300    45,243    21,000    33,650    20,900
Stockholders' equity             71,467    66,178    58,436    50,537    43,756    38,216    20,421    16,660

       SIXTEEN-YEAR FINANCIAL SUMMARY
(Dollars in thousands, except per share amounts)
                               February  February  February  February  February  February  February February
                                 1994      1993      1992      1991      1990      1989      1988      1987
                              --------- --------- --------- --------- --------- --------- --------- ---------

Statement of Income Data:
Net revenues:
 Farm inputs                    $61,644   $51,088   $33,062   $27,443   $21,236   $9,451     $4,176     $2,833
 Financing income                 3,910     3,474     2,472     1,983     1,515      512        184        165
                              --------- --------- --------- --------- --------- --------- ---------- ---------
Total net revenues               65,554    54,562    35,534    29,426    22,751     9,963     4,360      2,998
                              --------- --------- --------- --------- --------- --------- ---------- ---------

Cost of revenues:
 Farm inputs                    $56,296   $46,447   $30,355   $25,131   $19,215    $8,541    $3,728     $2,441
 Financing expense                1,720     1,308       913     1,039     1,241       365       129        116
 Provision for doubtful notes     1,050       812       471       375       451        53        37         10
                              --------- --------- --------- --------- --------- --------- ---------- ---------
Total cost of revenues          $59,066   $48,567   $31,739   $26,545   $20,907    $8,959    $3,894     $2,567
                              --------- --------- --------- --------- --------- --------- ---------- ---------

Income from continuing
  operations before operating
  expenses and income taxes      $6,488    $5,995    $3,795    $2,881    $1,844    $1,004      $466       $431
Operating expenses                3,404     3,094     1,941     1,637     1,399       585       408        377
                              --------- --------- --------- --------- --------- --------- ---------- ---------

Income from continuing
  operations before income
  taxes                          $3,084    $2,901    $1,854    $1,244      $445      $419       $58        $54
 Fed and state income taxes       1,117     1,045       676       446       183       159        18          7
                              --------- --------- --------- --------- --------- --------- ---------- ---------
Income from continuing
  operations                     $1,967    $1,856    $1,178      $798      $262      $260       $40        $47
  Discontinued operations            --        --        --        --        --        --        --         --
                              --------- --------- --------- --------- --------- --------- ---------- ---------
  Net Income                     $1,967    $1,856    $1,178      $798      $262      $260       $40        $47
                              ========= ========= ========= ========= ========= ========= ========== =========

Earnings per share - Basic:
 Income from continuing
   operations                     $0.58     $0.55     $0.42     $0.42     $0.22     $0.22     $0.03     $0.04
 Discontinued operations             --        --        --        --        --        --        --        --
                              --------- --------- --------- --------- --------- --------- --------- ----------
 Net income                       $0.58     $0.55     $0.42     $0.42     $0.22     $0.22     $0.03     $0.04
                              ========= ========= ========= ========= ========= ========= ========= ==========

Earnings per share - Diluted:
 Income from continuing
   operations                     $0.52     $0.53     $0.42     $0.42     $0.22     $0.22     $0.03     $0.04
 Discontinued operations             --        --        --        --        --        --        --        --
                              --------- --------- --------- --------- --------- --------- --------- ----------
 Net income                       $0.52     $0.53     $0.42     $0.42     $0.22     $0.22     $0.03     $0.04
                              ========= ========= ========= ========= ========= ========= ========= ==========

Cash dividends per share            $--       $--       $--       $--       $--       $--       $--       $--
                              ========= ========= ========= ========= ========= ========= ========== =========
Weighted average shares:

 Basic                        3,408,192 3,360,542 2,784,864 1,910,116 1,179,802 1,179,802 1,179,802 1,179,802
                              ========= ========= ========= ========= ========= ========= ========== =========

 Diluted                      4,893,838 3,524,278 2,822,166 1,910,116 1,179,802 1,179,802 1,179,802 1,179,802
                              ========= ========= ========= ========= ========= ========= ========== =========

                              February  February  February  February  February  February  February  February
                                 1994      1993      1992      1991      1990      1989      1988       1987
                              --------- --------- --------- --------- --------- --------- ---------  ---------

Balance Sheet Data:
Working capital                 $23,034    $8,531    $7,908    $3,470      $358      $281       $36       $14
Total assets                     28,786    20,983    13,971     7,231     3,952     1,421       355       195
Total debt                       13,800     8,000     3,500     2,265       308       636       126        15
Stockholders' equity             14,198    11,760     9,839     4,001       588       326        66        26


           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements of the Company, the related notes thereto and Selected
Financial Data included elsewhere in this Annual Report.

General

Fiscal 2002 marks the sixteenth consecutive year Ag Services has reached record levels of sales. Net revenues increased 12% to $387.4 million for Fiscal 2002 as compared to $345.7 million in Fiscal 2001. Net income decreased 27% to $5.5 million in 2002 from $7.5 million in 2001.
Revenue increases were mitigated by cool, wet weather conditions during the spring of 2001 and declining interest rates. The impact of reduced interest rates reduced the Company's pre-tax earnings by approximately $3.1 million. The Company reported basic and diluted earnings per share of $1.01 and $1.00 for Fiscal 2002, respectively, compared to $1.41 and $1.36 per share, respectively, in Fiscal 2001.

Results of Operations

Selected Operating Results

The following table sets forth the dollars and percentages of net revenues by the selected items in the Consolidated Statements of Income of the Company.

                      Dollars (in thousands) and Percentage of Total Net Revenue
                      -----------------------------------------------------------
                         Year Ended           Year Ended           Year Ended
                      February 28, 2002    February 28, 2001    February 29, 2000
                      -----------------    -----------------    -----------------
Net revenues:
 Farm inputs          $360,820    93.1%    $313,792    90.8%    $269,517    91.5%
 Financing income       26,536     6.9%      31,861     9.2%      25,067     8.5%
                      ---------  ------    ---------  ------    ---------  ------
Total net revenues    $387,356   100.0%    $345,653   100.0%    $294,584   100.0%
                      ---------  ------    ---------  ------    ---------  ------

Cost of revenues:
 Farm inputs          $344,457    88.9%    $297,489    86.1%    $253,588    86.1%
 Financing expense      13,830     3.6%      17,082     4.9%      12,062     4.1%
 Provision for
  doubtful notes         7,485     1.9%       6,266     1.8%       5,421     1.8%
                      ---------  ------    ---------  ------    ---------  ------
Total cost of
 revenues             $365,772    94.4%    $320,837    92.8%    $271,071    92.0%
                      ---------  ------    ---------  ------    ---------  ------
Income from continuing
  operations before
  operating expenses
  and income taxes     $21,584     5.6%     $24,816     7.2%     $23,513     8.0%
Operating expenses      12,679     3.3%      12,799     3.7%      10,556     3.6%
                      ---------  ------    ---------  ------    ---------  ------
Income from continuing
  operations before
  income taxes         $8,905      2.3%     $12,017     3.5%     $12,957     4.4%

Federal and state
 income taxes            3,429     0.9%       4,564     1.3%       4,878     1.7%
                      ---------  ------    ---------  ------    ---------  ------

Income from continuing
  operations            $5,476     1.4%      $7,453     2.2%      $8,079     2.7%

Discontinued
   operations               --     0.0%          --     0.0%        (469)   (0.2%)
                      ---------  ------    ---------  ------    ---------  ------

Net Income              $5,476     1.4%      $7,453     2.2%      $7,610     2.6%
                      =========  ======    =========  ======    =========  ======


Net Revenues

Net revenues in Fiscal 2002 increased 12% to $387.4 million, compared with $345.7 million in 2001, and $294.6 million in 2000. The Company reached record level of revenues in 2002 through greater volume under the Company's Agri-Flex Credit(R) Financing Program and increases in the Seed and Chemical Financing Program. Fiscal year revenue was impacted significantly by changes in crops planted by customers and reduced interest rates. Cool, wet weather last spring in many areas in North Dakota, South Dakota, Minnesota and portions of Iowa and Nebraska caused many producers to switch to a less favorable mix of crops and to leave a portion of their acres unplanted. This negatively impacted product sales by approximately $10-12 million. Financing income as a percentage of net revenues decreased to 6.9% in Fiscal
2002 from 9.2% in 2001 and 8.5% in 2000. The decrease in financing income as a percentage of net revenues for Fiscal 2002 was primarily a result of a decrease in the average prime lending rate over the prior year of approximately 300 basis points, which is the base rate used by the Company to charge interest on a variable rate basis to its customers. The increase in financing income as a percentage of net revenues for Fiscal 2001 over Fiscal 2000 was primarily a result of an increase in the prime-lending rate by approximately 120 basis points. For the last three fiscal years over 95% of the Company's customers have had variable rate notes, which allows the Company to pass interest rate risk onto its customers.

Cost of Revenues

The total cost of revenues was 94.4% of net revenues for Fiscal 2002, which increased from 92.8% of net revenues in 2001, which increased from 92.0% of net revenues in 2000. The increase in total cost of revenues as a percentage of net revenues in Fiscal 2002 was a result of a decrease in margin on the sale of farm inputs. The gross margin on farm inputs decreased to 4.5% in 2002 from 5.2% in 2001 and 6.0% in 2000. The decrease in gross margin on the sale of farm inputs was the result of a sales mix shift into lower margin inputs which was caused by the delay in spring crop planting described above that reduced seed, chemical and fertilizer sales. Gross margins on the sale of farm inputs were also reduced as a result of increasing the reserve for program discounts as discounts earned by customers have increased due to an improving customer portfolio and competitive influences. In Fiscal 2002, margin on financing decreased to $12.7 million from $14.8 million in 2001 and $13.0 million in 2000. The decrease in financing income is due to a decrease in the average prime lending rate by approximately 300 basis points. Financing expense, as a cost of revenue, is directly affected by changes in the prevailing prime, LIBOR and commercial paper interest rates under the Company's financing agreements. The Company establishes interest rates for customers each year based on the Company's anticipated financing expenses and competitive influences in the market. For Fiscal 2002, 2001 and 2000, the Company offered variable rate notes to customers ranging from prime to 4.0% above prime. Contributing to the decrease in financing margin was the impact of an interest rate swap agreement as discussed in Note 3. The provision for doubtful notes, as a percentage of net revenues, increased slightly to 1.9% in Fiscal 2002 from 1.8% in Fiscal 2001 and 2000.

Operating Expenses

Operating expenses decreased to 3.3% of net revenues in Fiscal 2002 as compared to 3.7% for Fiscal 2001, which increased from 3.6% for Fiscal 2000. The decrease in operating expenses, as a percentage of net revenues for Fiscal 2002, was a result of a decrease in the operating expenses associated with Powerfarm and reduced incentive compensation related to lower Company earnings. The increase in operating expenses as a percentage of net revenues for Fiscal 2001 is attributed to the Company's investment in the build-out of Powerfarm.com. Excluding the impact of Powerfarm, operating expenses for Fiscal 2001 increased only 8.1% from Fiscal 2000.

Manpower expenses increased to $8.6 million in Fiscal 2002 from $8.3 million in 2001 and $7.6 million in 2000. This is a result of the Company adding employees as well as general wage rate increases to existing employees. Although manpower expenses increased in Fiscal
2002, overall operating expenses were down, primarily due to the Company's decreased spending on the build-out of Powerfarm.com.


Discontinued Operations

During Fiscal 2000 the Company decided to discontinue the operations for the three retail service centers in Northwestern Illinois. The
Company began leasing the three retail service centers in May of 1997 as a pilot program to increase its customer base in Northwestern Illinois, as well as create synergies to improve margins on the sale of fertilizer and agricultural chemicals. Due to changes in market conditions at the retail level, the Company was not successful in developing a profitable customer base in the area. In addition, management's long-term strategies for continued growth and profitability are focused on services, information and technology.

Net revenue from the retail facilities for Fiscal 2000 was $1,376,000. Net operating (loss) from discontinued operations was ($176,000) for Fiscal 2000. Loss on disposal of discontinued operations for Fiscal 2000 was $293,000. There was no net revenue or net operating loss from discontinued operations in Fiscal 2002 and 2001.

Net Income

Net income decreased 27% to $5.5 million in Fiscal 2002, compared with $7.5 million in 2001, which decreased from $7.6 million in 2000. The decrease in net income is primarily attributable to the decrease in financing income resulting from the decrease in prime lending rate as discussed above. Also attributing to the decline in net income was the cool, wet weather conditions throughout the Company's primary market area during the first quarter of Fiscal 2002 which delayed the current crop growing season and reduced seed, chemical and fertilizer sales.

Powerfarm

The Company continues to leverage its business model and use of its credit products via the Internet through Powerfarm.com. The Powerfarm website offers growers one of the most comprehensive assortments of agricultural products, services and credit options available in the agricultural industry. The site highlights Ag Services credit programs and allows farmers to apply for credit lines electronically. In addition, existing customers have the ability to access detailed account information 24 hours a day through the site.

Seasonality

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for Fiscal 2002 and 2001. This information is derived from unaudited financial statements, which include, in the opinion of management, all normal and recurring adjustments which management considers necessary for a fair statement of results of those periods.
The operating results for any quarter are not necessarily indicative of the results for any future period.

                               Fiscal 2002 Quarter Ended
              -------------------------------------------------------------
                May 31        August 31      November 30      February 28
               --------       ---------      -----------      -----------
                                (Dollars in Thousands)
Net revenues    $164,160      $110,310        $25,104           $87,782

Net income        $1,834        $2,025         $1,297              $320


                               Fiscal 2001 Quarter Ended
              -------------------------------------------------------------
                May 31        August 31      November 30      February 28
               --------       ---------      -----------      -----------
                                (Dollars in Thousands)
Net revenues    $155,801      $103,530        $23,626           $62,696

Net income        $3,124        $2,733           $998              $598

Inflation

The Company does not believe the Company's net revenues and income from continuing operations were significantly impacted by inflation or changing prices in Fiscal 2002, 2001, or 2000.

Adoption of Financial Accounting Standard

Effective March 1, 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("FAS 133"). FAS 133 requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholder's equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on the primary financial statements, but did reduce Fiscal 2002 comprehensive income by $1.4 million.

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

Liquidity and Capital Resources

Due to the seasonality of the Company's revenues and the terms of its customer notes receivable, the Company is required to finance the carrying of its revenues as customer notes receivable, for a majority of its fiscal year. As a result, the Company's need for capital has increased significantly due to its rapid growth. At February 28, 2002 and 2001, the Company had approximately $153 million and $120 million respectively, in commitments to supply farm inputs.

The Company has funded its operating requirements and growth through a combination of retained earnings, equity capital, trade credit and bank and commercial paper borrowings. For the Fiscal years ended
February 28, 2002, 2001 and 2000, the Company financed its purchase of farm inputs from the following sources in the respective percentages indicated: bank and commercial paper borrowings 78.6%, 79.2% and 78.3%; trade credit 3.3%, 4.3% and 4.5%; and equity 18.1%, 16.5% and 17.1%.
The increase in bank and commercial paper borrowings as a percentage of farm input purchases is a result of the Company's decision to finance more of its farm input purchases through the favorable terms of commercial paper borrowings. Capital expenditures have been financed through bank borrowings. The Company's principal source of working capital has been bank and commercial paper borrowings, retained earnings, a $2.5 million sale of common stock by the Company, the $4.7 million from its initial public offering of common stock in August 1991, and the $12.9 million from its convertible subordinated debenture offering in April 1993, which was converted to common stock in Fiscal 1997. In March 1997, the Company negotiated a $135 million asset backed securitized financing program through February 2002. This facility was increased to $325 million in June of 2000 and to $345 million in 2001 and is now extended through November 2002. The Company's asset backed securitized financing program can be drawn upon based on a percentage of customer notes receivable.
The Company has generally borrowed up to the full amount available on its commercial paper facility. The total outstanding under commercial paper borrowings as of February 28, 2002, 2001 and 2000, was $132.5 million, $110.0 million, and $75.5 million, respectively, with an additional maximum amount available of approximately $6.9 million, $2.5 million, and $0.4 million, respectively, based on a percentage of customer notes receivable as provided by the agreements. The agreements are collateralized by a lien on substantially all of the Company's assets. Under the terms of the five year asset backed securitized financing program, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial-paper market conduit entity and incurs interest at variable rates in the commercial paper market (current effective rates range from 1.87% to 1.94% at February 28, 2002). The Company may make these interest rate elections at any time during each Fiscal year in which the agreement is in effect and for any amount. The Company's current financing program expires in November 2002 and several financing alternatives are presently being considered. The terms of the Company's trade credit vary for each supplier and type of crop input.

The Company also has a $30 million term note that matures in November of 2002. Additional terms of the agreement allow for two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 3.90% to 5.25% at February 28, 2002). At February 28, 2002 the Company had $30 million outstanding under the term loan.

In conjunction with the securitized financing program and the term loan, Ag Services maintains a $15 million revolving bank line of credit through November 2002. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. The terms of the agreement allow for two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 3.90% to 5.25% at February 28, 2002). The total outstanding under the revolving line of credit at February 28, 2002 and 2001 was $15.0 million and $7.8 million, respectively.

All borrowings are collateralized by substantially all assets of the Company. The agreements as discussed above contain various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, loans to stockholders, and requirements that the Company maintain certain levels of equity and pretax earnings. These restrictions are in effect unless written consent is obtained. Advances under the agreements are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. The
Company was in violation of financial covenants at February 28, 2002, however, the note holders have waived these covenant violations.

The Company closed on a new financing agreement during December of 2001. Under the terms of the agreement, the Company may borrow up to $3.9 million, with a declining balance provision, on a revolving line of credit through April 2022. This credit agreement was used to finance construction costs of the Company's new corporate headquarters at a fixed interest rate of 5.74% for five years.
The total outstanding under the credit agreement was $3.5 million at February 28, 2002. The agreement also contains various restrictive financial covenants.

In February 2002, three executive officers of the Company, who are also the original founders of the Company, loaned an aggregate $4.4 million to the Company, due on March 31, 2003. The Company makes monthly interest payments to these officers at a variable interest rate of 0.5% below the prime rate (current effective rate is 4.25% at February 28, 2002). These notes are unsecured.

The Company maintains an interest-rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company's specific goal is to lower (where possible) the cost of its borrowed funds.

In July 2000, the Company entered into an interest rate swap agreement related to their $30 million term note. The swap is utilized to manage interest rate exposures and is designated as a highly effective cash flow hedge. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized over the lives of the agreements in interest expense. The swap agreement is a variable receive/fixed pay swap which expires in July, 2005 and has the effect of converting the interest rate paid on the $30 million term note to a fixed rate of 9.78%. The notional amount at inception was $30 million and will decrease by $7.5 million annually in each July 2002, 2003, 2004 and 2005. Included in other comprehensive income is a loss of approximately $1.4 million relating to the fair value of this swap agreement as of February 28, 2002. As this instrument ages toward maturity and/or the interest rates increase, the loss will be reclassified from accumulated other comprehensive income into earnings.
As of February 28, 2002, the amount of net deferred losses in accumulated other comprehensive income which will be reclassified into earnings during the next twelve months is an amount which, when added to the cash interest payments on the $30 million term note, will result in interest expense on the term note of 9.78%.

The Company's current securitized financing program, term note and revolving line of credit, expire in November 2002. The Company is presently considering several financing alternatives and believes the options available to it will be sufficient to finance the Company and it's operations in the foreseeable future. Failure to obtain alternative financing resources would materially impair the Company's ability to finance sufficient sales of farm inputs in order to continue operations under the normal course of business.

Quantitative and Qualitative Disclosures About Market Risk

At February 28, 2002, the Company had $187.6 million outstanding in notes payable at an average variable interest rate of 3.64%.
The Company has an interest rate swap which effectively converts $30 million of this variable rate debt to a fixed rate instrument. The Company also has a building loan with a fixed rate of interest. After considering the effect of the swap and the building loan, the Company has floating rate debt of $151.9 million at a variable
interest rate of 2.38%.   A 10% increase in the average variable
interest rate would increase interest expense by approximately
24 basis points. Assuming similar average outstanding borrowings for Fiscal 2002 of $246 million, this would increase the Company's interest expense by approximately $591,000.

The above sensitivity analysis is to provide information about the Company's potential market risks as they pertain to an adverse change in interest rates. The above analysis excludes the positive impact that increased interest rates would have on financing income as more than 95% of the Company's notes receivable are variable rate notes.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

Information contained in this report, other than historical information, should be considered forward looking, which reflect Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions within the agricultural industry; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; changes in weather conditions; changes in agricultural regulations; and other risks detailed in the Company's Securities and Exchange Commission filings.

McGladrey & Pullen, LLP                                    RSM
 Certified Public Accountants and Consultants              international


                 INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Ag Services of America, Inc.
Cedar Falls, Iowa



We have audited the accompanying consolidated balance sheets of Ag
Services of America, Inc. and its subsidiary as of February 28, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended February 28, 2002, February 28, 2001 and February 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ag Services of America, Inc. as of February 28 2002 and 2001, and the results of their operations and their cash flows for the years ended February 28, 2002, February 28, 2001 and February 29, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                   /s/ McGladrey & Pullen, LLP


Des Moines, Iowa
April 10, 2002, except for the fourth paragraph of Note 3 as to which the date is May 28, 2002

                AG SERVICES OF AMERICA, INC.

                CONSOLIDATED BALANCE SHEETS
           February 28, 2002 and February 28, 2001
                   (Dollars in Thousands)
  ASSETS (Note 3)                                  2002        2001
                                               ----------- -----------
CURRENT ASSETS
  Cash                                                $42         $61
  Customer notes receivable, less allowance for
    doubtful notes and reserve for discounts
    2002 $10,521; 2001 $7,960 (Notes 2 and 6)     202,981     167,554
  Inventory and other assets                        3,466       6,700
  Foreclosed assets held for sale                   2,314       1,881
  Prepaid income taxes                                735          --
  Deferred income taxes, net (Note 5)               4,030       2,780
                                               ----------- -----------
                 Total current assets            $213,568    $178,976
                                               ----------- -----------
LONG-TERM RECEIVABLES AND OTHER ASSETS
  Customer notes receivable, less allowance
    for doubtful notes 2002 $4,079; 2001 $3,490
    (Note 2)                                      $51,166     $37,844
  Loan origination fees, less accumulated
    amortization 2002 $513; 2001 $754                 598         917
  Deferred income taxes, net (Note 5)               2,335       1,290
                                               ----------- -----------
                                                  $54,099     $40,051
                                               ----------- -----------
PROPERTY AND EQUIPMENT
  Land and building                                $5,316        $938
  Equipment, less accumulated depreciation
  2002 $1675; 2001 $1,487                             818       1,275
                                               ----------- -----------
                                                   $6,134      $2,213
                                               ----------- -----------
                                                 $273,801    $221,240
                                               =========== ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable, inluding current maturities     $179,736    $119,604
     (Note 3)
  Outstanding checks in excess of bank balances    10,723       3,934
  Accounts payable                                  1,738         630
  Accrued expenses, including due to officers
       2002 $257; 2001 $591                         2,233       2,457
  Income taxes payable                                 --         270
                                               ----------- -----------
                 Total current liabilities       $194,430    $126,895
                                               ----------- -----------

LONG-TERM LIABILITIES (Note 3)                     $7,904     $28,167
                                               ----------- -----------

COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 7)

STOCKHOLDERS' EQUITY (Note 3)
  Capital stock, common, no par or stated value;
    authorized 10,000,000 shares; issued 2002
    5,468,864 shares; 2001 5,281,064 shares       $24,396     $23,173
    (Notes 6 and 8)
  Retained earnings                                48,481      43,005
  Accumulated other comprehensive income(loss)     (1,410)         --
                                               ----------- -----------
                                                  $71,467     $66,178
                                               ----------- -----------
                                                 $273,801    $221,240
                                               =========== ===========

See Notes to Consolidated Financial Statements.

                     AG SERVICES OF AMERICA, INC.

                  CONSOLIDATED STATEMENTS OF INCOME
  Years Ended February 28, 2002, February 28, 2001, and February 29, 2000
            (Dollars in Thousands, Except Per Share Amounts)

                                        2002        2001        2000
                                    ----------- ----------- -----------
Net revenues:
  Farm inputs                         $360,820    $313,792    $269,517
  Financing income                      26,536      31,861      25,067
                                    ----------- ----------- -----------
                                      $387,356    $345,653    $294,584
                                    ----------- ----------- -----------
Cost of revenues:
  Farm inputs                         $344,457    $297,489    $253,588
  Financing expense                     13,830      17,082      12,062
  Provision doubtful notes (Note 2)      7,485       6,266       5,421
                                    ----------- ----------- -----------
                                      $365,772    $320,837    $271,071
                                    ----------- ----------- -----------

                                       $21,584     $24,816     $23,513

Operating expenses (Notes 4 and 7)      12,679      12,799      10,556
                                    ----------- ----------- -----------
    Income from continuing
     operations before income taxes     $8,905     $12,017     $12,957

Income taxes (Note 5)                    3,429       4,564       4,878
                                    ----------- ----------- -----------
 Income from continuing operations      $5,476      $7,453      $8,079
                                    ----------- ----------- -----------
Discontinued operations (Note 10):
  (Loss) from operations, net              $--         $--       ($176)
  (Loss) on disposal of discontinued
        operations, net                     --          --        (293)
                                    ----------- ----------- -----------
                                           $--         $--       ($469)
                                    ----------- ----------- -----------
        Net income                      $5,476      $7,453      $7,610
                                    =========== =========== ===========

Earnings per share - Basic
  (Notes 6 and 8):
 Income from continuing operations       $1.01       $1.41       $1.54
 Discontinued operations                    --          --      ($0.09)
                                    ----------- ----------- -----------
 Net income                              $1.01       $1.41       $1.45
                                    =========== =========== ===========

Earnings per share - Diluted
  (Notes 6 and 8):
 Income from continuing operations       $1.00       $1.36       $1.48
 Discontinued operations                    --          --      ($0.08)
                                    ----------- ----------- -----------
 Net income                              $1.00       $1.36       $1.40
                                    =========== =========== ===========

Weighted average shares
  (Notes 6 and 8):
 Basic                               5,415,104   5,271,069   5,232,895
                                    =========== =========== ===========

 Diluted                             5,489,755   5,490,109   5,453,478
                                    =========== =========== ===========

See Notes to Consolidated Financial Statements.

                 AG SERVICES OF AMERICA, INC.

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   Years Ended February 28, 2002, February 28, 2001, and February 29, 2000
                  (Dollars in Thousands)
                                         Capital Stock
                                      -------------------
                                                                             Accumulated
                                                                                 Other
                                         Shares                   Retained   Comprehensive            Comprehensive
                                         Issued       Amount      Earnings   Income (Loss)   Total        Income
                                      ------------ ------------ ------------ ------------ ------------ ------------
Balance, February 28, 1999              5,212,604      $22,595      $27,942          $--      $50,537
  Comprehensive income:
    Net income                                 --           --        7,610           --        7,610       $7,610
                                                                                                       ============
  Issuance of capital stock
    upon the exercise of
    options (Note 6)                       35,225          270           --           --          270
  Issuance of capital stock
    under stock purchase plan
    (Note 6)                                1,210           19           --           --           19
                                      ------------ ------------ ------------ ------------ ------------
Balance, February 29, 2000              5,249,039      $22,884      $35,552          $--      $58,436
  Comprehensive income:
    Net income                                 --           --        7,453           --        7,453       $7,453
                                                                                                       ============
  Issuance of capital stock
    upon exercise of
    options (Note 6)                       31,525          278           --           --          278
  Issuance of capital stock
    under stock purchase plan
    (Note 6)                                  500           11           --           --           11
                                      ------------ ------------ ------------ ------------ ------------
Balance, February 28, 2001              5,281,064      $23,173      $43,005          $--      $66,178
  Comprehensive income:
    Net income                                 --           --        5,476           --        5,476        5,476
    Other comprehensive income
      (loss), net of tax
        Interest rate swap (Note 3):
          Cumulative effect of the
            change in accounting
            principle                          --           --           --       (1,313)      (1,313)      (1,313)
          Change for the year                  --           --           --          (97)         (97)         (97)
                                                                                                       ------------
  Total comprehensive income                                                                                $4,066
                                                                                                       ============
  Issuance of capital stock
    upon the exercise of
    options (Note 6)                      187,700          717           --           --          717
  Tax benefit from employee
    stock options exercised                    --          505           --           --          505
  Issuance of capital stock
    under stock purchass plan
    (Note 6)                                  100            1           --           --            1
                                      ------------ ------------ ------------ ------------ ------------
Balance, February 28, 2002              5,468,864      $24,396      $48,481      ($1,410)     $71,467
                                      ============ ============ ============ ============ ============


See Notes to Consolidated Financial Statements.

                AG SERVICES OF AMERICA, INC.

           CONSOLIDATED STATEMENTS OF CASH FLOWS
   Years Ended February 28, 2002, and February 28, 2001 and February 29, 2000
                  (Dollars in Thousands)
                                             2002         2001         2000
                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $5,476       $7,453       $7,610
  Adjustments to reconcile net income to
   net cash (used in) operating activities:
    Depreciation                                 486          485          504
    Amortization                                 344          300          219
    Deferred income taxes                     (1,470)      (1,858)        (690)
    (Gain)loss on sale of equipment              149          (62)         (10)
    Loss on disposal of discontinued
        operations, net                           --           --          293
    Change in assets and liabilities:
       (Increase) in customer notes
         receivable                          (50,104)     (52,333)     (25,867)
       (Increase)decrease in inventory
           and other assets                    3,234       (1,837)       2,165
       (Increase)decrease in prepaid and
           income taxes payable                 (500)       1,192       (1,458)
       Increase (decrease) in accounts
           payable and accrued expenses          884         (456)        (323)
                                          -----------  -----------  -----------
         Net cash (used in) operating
             activities                     ($41,501)    ($47,116)    ($17,557)
                                          -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment               $126         $224         $167
  Purchase of building and equipment          (4,682)        (778)        (726)
  Proceeds from sale of foreclosed assets
    held for sale                              1,916          296          237
  Purchase of foreclosed assets held
    for sale                                    (994)        (810)      (4,856)
                                          -----------  -----------  -----------
         Net cash (used in) investing
              activities                     ($3,634)     ($1,068)     ($5,178)
                                          -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings         $4,404      $31,450      $42,325
  Principal payments on short-term
    borrowings                                    --      (49,350)     (42,325)
  Proceeds from long-term borrowings         362,572      288,663      231,556
  Principal payments on long-term
    borrowings                              (329,342)    (216,382)    (208,466)
  Increase (decrease) in excess of
    outstanding checks over bank balances      6,789       (5,900)        (152)
  Loan origination fees                          (25)        (570)        (514)
  Proceeds from issuance of
    capital stock, net (Note 6)                  718          289          289
                                          -----------  -----------  -----------
         Net cash provided by financing
               activities                    $45,116      $48,200      $22,713
                                          -----------  -----------  -----------
         Increase (decrease) in cash            ($19)         $16         ($22)

CASH
   Beginning                                      61           45           67
                                          -----------  -----------  -----------
   Ending                                        $42          $61          $45
                                          ===========  ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
   Cash payments for:
      Interest                               $13,415      $16,635      $12,203
      Income taxes                            $5,399       $3,372       $6,760

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Deferred revenue on donated land                --         $875           --
  Customer notes receivable transferred
    to foreclosed assets held for resale      $1,355         $292           --
  Foreclosed assets held for resale
    transferred to customer notes
    receivable                                    --           --       $4,380

See Notes to Consolidated Financial Statements.

                       AG SERVICES OF AMERICA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies

Nature of business:

The Company's operations consist primarily of the retail sale of farm inputs to agricultural producers located throughout the United States through direct financing of these farm inputs on credit terms that the Company establishes for its customers.

Basis of presentation:

The consolidated financial statements include the accounts of Ag Services of America, Inc. (the Company) and its subsidiaries,
Ag Acceptance Corporation and Powerfarm, Inc., which are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation.

Unless otherwise noted, all dollar amounts presented are in thousands except per share amounts.

Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for doubtful notes.

Significant accounting policies:

Revenue recognition and seasonal nature of business:

The Company recognizes revenue from the sales of farm inputs such as seed, fertilizer and agricultural chemicals upon delivery to the customers and for cash advances for other farm inputs such as cash rents, fuel, irrigation and custom application costs at the time cash is advanced. Revenue from services, primarily program fees, are recognized at estimated realizable amounts as the services are performed. Insurance brokerage revenues are recognized generally on the effective date of the policies or on the billing date, whichever is later. During the three years ended February 28, 2002, 2001 and February 29, 2000, the percentage of net revenues attributable to the sale of seed, fertilizer, agricultural chemicals and other farm inputs, including among others, cash rents, fuel, and irrigation was as follows.

                       2002       2001       2000
                    ---------- ---------- ----------
Seed                     14.8%      12.8%      13.7%
Fertilizer               11.3%      12.5%      12.9%
Chemicals                12.3%      14.0%      15.0%
Other farm inputs        54.8%      51.5%      50.0%
Financing                 6.8%       9.2%       8.4%
                    ---------- ---------- ----------
Total income            100.0%     100.0%     100.0%
                    ========== ========== ==========

Financing income on customer notes receivable is accrued based upon the principal amount of the underlying note. The Company does not accrue interest on notes where any portion is classified as doubtful.
An account is considered doubtful when the account may not be collected in full due to deficiencies regarding either the customer or the collateral. When previously accrued interest is deemed to be uncollectible, such amount is charged to the allowance for doubtful notes.

Due to the nature of the Company's operations, the majority of revenues are generated in the months of April through June of each fiscal year. The Company's debt financing requirements to fund operations corresponds with the revenue cycle. Historically, the percentage of net revenues recognized in each quarter has approximated the following:

     First quarter, March 1 to May 31                 44%
     Second quarter, June 1 to August 31              30%
     Third quarter, September 1 to November 30         8%
     Fourth quarter, December 1 to February 28        18%

Customer notes receivable and allowance for doubtful notes:

Customer notes receivable are stated at the principal amounts outstanding reduced by the reserve for unearned discounts and the allowance for doubtful notes. The reserve for unearned discounts is maintained at an amount considered to be adequate based on past experience of cash discounts granted. The reserve is increased by provisions recorded as a reduction of revenues and is reduced by cash discounts granted to customers. The allowance for doubtful notes is maintained at an amount considered adequate to provide for losses that reasonably can be anticipated. The allowance is increased by provisions charged to cost of revenues and recoveries of notes previously charged off and is reduced by charge-offs. Management determines the adequacy of the allowance based on an evaluation of the note portfolio, recent note loss experience and other pertinent factors.

Customer notes receivable are considered impaired when based on current information and events, it is probable the Company will not be able to collect all amounts due. The portion of the allowance for doubtful notes applicable to collateral dependent impaired (nonaccrual) customer notes receivable has been computed based on the fair value of the collateral. The entire change in the fair value of the collateral of a collateral dependent impaired (nonaccrual) customer note receivable is reported as a change in the provision for doubtful notes. Financing income is not recognized on impaired (nonaccrual) customer notes receivable until all principal has been collected.

Inventories:

Inventories, primarily chemicals, are valued at lower of cost
(first-in, first-out method) or market.

Foreclosed assets held for sale:

Foreclosed assets, primarily real estate, are valued at lower of cost or fair market value minus estimated costs to sell.

Property, equipment and depreciation:

Land, which is the land donated by the City of Cedar Falls, Iowa is carried at $875, which is the estimated fair market value of the land at the date of the grant. The corresponding deferred revenue associated with the land donated to the Company is included in accrued expenses and will be amortized by the straight-line method over the estimated life of the building placed into service on February 11, 2002. Building, primarily the office space constructed on the donated land is carried at cost and is being depreciated using the straight-line method over 40 years.

Equipment, primarily transportation and office equipment, is carried at cost and is depreciated using declining-balance methods over the estimated useful lives ranging from three to seven years.

Loan origination fees:

The Company pays loan origination fees to lenders in connection with its borrowing programs. These fees are deferred and amortized using the straight-line method over the life of the respective loan agreement.

Advertising costs:

The Company charges the costs of advertising to expense as incurred. Advertising expense for the years ended February 28, 2002, February 28, 2001 and February 29, 2000 was $663, $1,071 and $390,
respectively.

Income tax matters:

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock options issued to employees:

The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method for the financial reporting of its stock-based employee compensation plans. However, as allowed by the new standard, the Company has elected to continue to apply the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under this method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the period of service.

Fair value of financial instruments:

The carrying amount of cash, current customer notes receivable and accounts payable approximates fair value because of the relative short maturity of these instruments. The carrying amount of non-current customer notes receivable and notes payable approximate fair value because these instruments bear interest at approximate current rates offered to credit customers and available to the Company for similar borrowings. The fair value of the interest rate swap agreement discussed in Note 3 is based on the market price provided by the commercial bank which is counterparty to the agreement, and represents the amount the Company would pay or receive to terminate the agreement.

Earnings per share:

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the dilutive effect of stock options during the periods presented increase the weighted average number of shares.

Reportable operating segments:

Effective March 1, 1998, the Company adopted SFAS No. 131,
"Disclosures about Segments of an Enterprise and Related
Information." The Company has only one operating segment that meets the quantitative thresholds of SFAS No. 131.

Adoption of FAS 133:

The Company adopted Statement of Financial Accounting Standards
No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, on March 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $1,313 in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments.

Derivative instruments and hedging activities:

All derivatives are recognized on the balance sheet at their fair value. The Company uses derivative instruments solely in connection with borrowings on their term debt. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash-flow hedge, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate liability are recorded in earnings).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Note 2.   Customer Notes Receivable

Customer notes receivable consist of the following:

                                       As of           As of
                                    February 28,    February 28,
                                        2002            2001
                                    ------------    ------------

Prior years                             $850           $1,962
1998 spring accounts                   4,176            8,061
1999 spring accounts                  10,712           15,372
2000 spring accounts                  17,501           95,384
2001 spring accounts                 107,125           75,288
2002 spring accounts                  97,022               --
Intermediate accounts                 31,361           20,781
                                    --------         --------
                                    $268,747         $216,848
Less reserve for discounts             5,100            4,150
Less allowance for doubtful notes      9,500            7,300
                                    --------         --------
                                    $254,147         $205,398
                                    ========         ========

The amount of principal and accrued and unpaid interest applicable to the customer notes receivable were as follows:

                                   As of           As of
                                February 28,     February 28,
                                    2002             2001
                                ------------     -----------
Principal                         $263,928         $211,767
Accrued interest                     4,819            5,081
                                -----------      -----------
  Total                           $268,747         $216,848
                                ===========      ===========

Accrued interest is primarily included on the balance sheet with customer notes receivable.

Impaired (nonaccrual) customer notes receivable are summarized as follows:
                                    As of             As of
                                  February 28,     February 28,
                                     2002              2001
                                 ------------      -----------
 Principal                         $25,417           $21,689
 Accrued interest                      812               890
                                 -----------      ------------
 Total                             $26,229           $22,579
                                 ===========      ============

Allowance provided for impaired
 (nonaccrual) notes, included
 in allowance for doubtful
 notes                              $4,216            $2,626
                                 ===========      ============

Average balance of impaired
 (nonaccrual) customer notes
 receivable outstanding
 during fiscal year                $29,134           $16,285
                                 ===========      ============

Number of customers                    115                98



The Company collected and recorded $186, $118 and $91 of interest income on impaired (nonaccrual) notes receivable during Fiscal
2002, 2001 and 2000, respectively.

It is the Company's policy to obtain a lien on the customer's growing crop, along with an assignment of the customer's federal crop insurance and government farm program payments, if available. The Company extends discounts to customers paying their notes on or before January 15 for north accounts and January 31 for south accounts ranging from 1% to 3%. The notes bear interest from 8.0% to 10.5% for fixed rate notes and from prime to 4.0% above the prime rate as listed in the Wall Street Journal (currently 4.75% at February 28, 2002) for variable rate notes.

Due to the Company's customers' marketing strategies and the timing of their receiving payment on insurance claims and government subsidies, it is the Company's normal operating policy to carry customer notes receivable past their due date of January 15 for north accounts and January 31 for south accounts. The amount of customer notes receivable that was past due at February 28, 2002, 2001 and 2000 was $140,364, $120,779 and $84,046 respectively.

Changes in the allowance for doubtful notes are summarized as follows:

                             Year Ended   Year Ended   Year Ended
                            February 28, February 28, February 29,
                                2002         2001         2000
                            ------------ ------------ ------------
Balance, beginning             $7,300       $4,550       $3,695
 Provision charged to
  operating expense             7,485        6,266        5,432
 Recoveries of
  charged-off notes               756          515          155
 Notes charged-off             (6,041)      (4,031)      (4,732)
                            ----------    ---------    ---------
Balance, ending                $9,500       $7,300       $4,550
                            ==========    =========    =========

The following table shows the Company's classification of its customer notes receivable:

                                    February 28, 2002
              -----------------------------------------------------------------------------------
                                              Sub-
              Acceptable(1)    Watch(2)    standard(3)   Doubtful(4)     Loss(5)        Total
              ------------- ------------- ------------- ------------- ------------- -------------
Prior Years            $--          $164          $675           $11           $--          $850
1998 spring
   accounts             --         1,174         2,413           589            --         4,176
1999 spring
   accounts            198         1,806         7,256         1,452            --        10,712
2000 spring
   accounts          5,859         3,773         3,346         4,523            --        17,501
2001 spring
   accounts         86,656        13,397         6,000         1,072            --       107,125
              ------------- ------------- ------------- ------------- ------------- -------------
Total past
       due         $92,713       $20,314       $19,690        $7,647           $--      $140,364
              ------------- ------------- ------------- ------------- ------------- -------------
2002 spring
   accounts        $97,022           $--           $--           $--           $--       $97,022
Intermediate
   accounts         25,383         2,496         3,334           148            --        31,361
              ------------- ------------- ------------- ------------- ------------- -------------
                  $122,405        $2,496        $3,334          $148           $--      $128,383
              ------------- ------------- ------------- ------------- ------------- -------------
Total customer
 notes
 receivable       $215,118       $22,810       $23,024        $7,795           $--      $268,747
              ============= ============= ============= ============= ============= =============


                                     February 28, 2001
              -----------------------------------------------------------------------------------
                                              Sub-
              Acceptable(1)    Watch(2)    standard(3)   Doubtful(4)     Loss(5)        Total
              ------------- ------------- ------------- ------------- ------------- -------------
Prior Years            $--           $--          $697           $--           $--          $697
1997 spring
   accounts             --            28         1,033           204            --         1,265
1998 spring
   accounts             --         3,419         3,291         1,351            --         8,061
1999 spring
   accounts          2,294         4,553         8,259           266            --        15,372
2000 spring
   accounts         67,587        14,110        12,815           872            --        95,384
              ------------- ------------- ------------- ------------- ------------- -------------
Total past
       due         $69,881       $22,110       $26,095        $2,693           $--      $120,779
              ------------- ------------- ------------- ------------- ------------- -------------
2001 spring
   accounts        $75,288           $--           $--           $--           $--       $75,288
Intermediate
   accounts         15,546         1,340         3,895            --            --        20,781
              ------------- ------------- ------------- ------------- ------------- -------------
                   $90,834        $1,340        $3,895           $--           $--       $96,069
              ------------- ------------- ------------- ------------- ------------- -------------
Total customer
 notes
 receivable       $160,715       $23,450       $29,990        $2,693           $--      $216,848
              ============= ============= ============= ============= ============= =============

(1) A customer note receivable is classified by the Company as "acceptable" if a customer account does not display any deficiencies regarding either the customer or the collateral.

(2) A customer note receivable is classified by the Company as "watch" if a customer account is secured by adequate collateral which may possibly become impaired if not closely monitored by the Company. In addition, certian of these accounts, while adequately collateralized, have required an extended period of time to receivce payment in full.

(3) A customer note receivable is classified by the Company as "substandard" if a customer account displays limited deficiencies regarding either the customer or the collateral. Payment in full is still considered likely and will require more than normal servicing and monitoring. Some probability of loss potential, while existing in the aggregate amount of substandard notes receivable, does not have to exist in individual notes classified as substandard.

(4) A customer note receivable is classified by the Company as "doubtful" if a customer account displays significant deficiencies regarding either the customer or the collateral. The "doubtful" classification does not mean that the customer note receivable has no likelihood of payment. However, under this classification, the deficiencies may result in the Company receiving less than payment in full.

(5) A customer note receivable is classified by the Company as "loss" if a customer account is clearly not performing. The "loss" classification does not mean that the loan has absolutely no recovery value in the future, but that currently there is limited liquidation value.

When determining the amount of a customer's credit limit, the Company estimates the value of the collateral. If there are superior liens on the collateral, such as a landlord's lien on the crop, the Company will not include the value of the collateral, to the extent of the amount of the superior lien, when determining a customer's credit limit. In the opinion of management, superior liens are not material to the Company's operations and do not materially affect the Company's rights because the Company values its collateral net of any existing superior liens.

Note 3.   Pledged Assets and Related Debt

The Company entered into an asset backed securitized financing program through November 2002, with a maximum available borrowing amount of $375 million. Under the terms of the facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance", a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity with respect to $305 million of the facility that incurs interest at variable rates in the commercial paper market (current effective rates range from 1.87% to 1.94% at February 28, 2002) and the remaining $70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points (current effective rate is 2.10%). This program contains wind down provisions which call for an orderly collection of the notes receivable and pay down of the outstanding borrowings in the event the rogram is not fully paid prior to maturity. At February 28, 2002 and February 28, 2001, the
Company had a maximum amount available under the asset backed securitization financing program of approximately $6,933 and $2,506, respectively, based on a borrowing base computation as provided by the agreement. The total outstanding under the asset backed securitized financing program at February 28, 2002 and February 28, 2001 was $132,501 and $110,001, respectively.

The Company also has a $30 million term loan that matures in November of 2002. Additional terms of the agreement allow for two variable interest rate alternatives based on prime or LIBOR
(current effective rates range from 3.90% to 5.25% at February 28, 2002). At February 28, 2002 the Company had $30 million outstanding under the term loan.

In conjunction with the securitized financing program and the term loan, the Company maintains a $15 million revolving bank line of credit through November 2002. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. The terms of the agreement allow for two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 3.90% to 5.25% at February 28, 2002). The total outstanding under the revolving line of credit at February 28, 2002 was $15,000.

All borrowings are collateralized by substantially all assets of the Company. The agreements as discussed above contain various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, loans to stockholders, and requirements that the Company maintain certain levels of equity and pretax earnings. These restrictions are in effect unless written consent is obtained. Advances under the agreements are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. The Company was in violation of various covenants at February 28, 2002; however, the note holders, by notice dated
May 28, 2002, have waived these violations.

The Company closed on a new financing agreement during December of 2001. Under the terms of the agreement, the Company may borrow up to $3.9 million, with a declining balance provision, on a revolving line of credit through April 2022. This credit agreement was used to finance construction costs of the Company's new corporate headquarters at a fixed interest rate of 5.74% for five years. The agreement also contains various restrictive financial covenants.

In February 2002, three executive officers of the Company, who are also the original founders of the Company, loaned an aggregate $4,404 to the Company, due on March 31, 2003. The Company makes monthly interest payments to these officers at a variable interest rate of 0.5% below the prime rate (current effective rate is 4.25% at February 28, 2002). These notes are unsecured.

The Company maintains an interest-rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company's specific goal is to lower (where possible) the cost of its borrowed funds.

In July 2000, the Company entered into an interest rate swap agreement related to their $30 million term note. The swap is utilized to manage interest rate exposures and is designated as a highly effective cash flow hedge. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized over the lives of the agreements in interest expense. The swap agreement is a variable receive/ fixed pay swap which expires in July, 2005 and has the effect of converting the interest rate paid on the $30 million term note to a fixed rate of 9.78%. The notional amount at inception was $30 million and will decrease by $7.5 million annually in each July 2002, 2003, 2004 and 2005. Included in other comprehensive income is a loss of approximately $1,410 relating to the fair value of the swap agreement as of February 28, 2002. As this instrument ages toward maturity and/or the interest rates increase, the loss will be reclassified from accumulated other comprehensive income into earnings. As of February 28, 2002, the amount of net deferred losses in accumulated other comprehensive income which will be reclassified into earnings during the next twelve months is an amount which, when added to the cash interest payments on the $30 million term note, will result in interest expense on the term note of 9.78%.

Total amounts outstanding under all above agreements are summarized below:

                                As of          As of
                             February 28,   February 28,
                                 2002           2001
                             ------------   ------------
Asset backed securitization
   financing program           $132,501       $110,001
$15 million revolving
   line of credit                15,000          7,770
$30 million term loan            30,000         30,000
Building line of credit           3,500             --
Loans from executive officers     4,404             --
Interest rate swap                2,235             --
                             ------------   ------------
  Total debt                   $187,640       $147,771
Less current maturities         179,736        119,604
                             ------------   ------------
  Long-term debt liabilities     $7,904        $28,167
                             ============   ============

The Company's current securitized financing program, term note and revolving line of credit expire in November 2002. The
Company is presently considering several financing alternatives and believes the options available to it will be sufficient to finance the Company and it's operations in the foreseeable future. Failure to obtain alternative financing resources would materially impair the Company's ability to finance sufficient sales of farm inputs in order to continue operations under the normal course of business.

Note 4.   Commitments and Contingencies

Commitments

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying financial statements. These include various commitments to supply farm inputs to customers. At February 28, 2002, February 28, 2001 and February 29, 2000, the Company had approximately $152,763, $120,446 and $91,182 respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

Contingencies:

The Company is named in lawsuits in the ordinary course of business. Counsel for the Company have advised the Company, while the outcome of various legal proceedings is not certain, it is unlikely that these proceedings will result in any recovery which will materially affect the financial position or operating results of the Company.

The availability of lines of credit to finance operations and the existence of a multi-peril crop insurance program are essential to the Company's operations. If the federal multi-peril crop insurance program currently in existence was terminated or negatively modified and no comparable private or government program was established, this could have a material adverse effect on the Company's future operations. The government has from time to time evaluated the federal multi-peril crop insurance program and is likely to review the program in the future, but there can be no assurance of the outcome of such evaluations.

Note 5.   Income Taxes

Net deferred tax assets consist of the following components:

                                  As of         As of
                               February 28,  February 28,
                                   2002          2001
                               ------------  ------------
Deferred tax assets:
 Allowance for doubtful notes      $3,515        $2,700
 Deferred revenue                     324           324
 Reserve for discounts              1,887         1,535
 Interest rate swap contract          825            --
 Accrued vacations                    138           111
                               ------------  ------------
                                   $6,689        $4,670
                               ------------  ------------
Deferred tax liabilities:
 Property and equipment              $324          $324
 Customer notes receivable             --           276
                               ------------  ------------
                                     $324          $600
                               ------------  ------------
                                   $6,365        $4,070
                               ============  ============

The deferred tax amounts mentioned above have been classified on the accompanying balance sheet as follows:

                                 As of         As of
                              February 28,  February 28,
                                  2002          2001
                              ------------  ------------
Current assets                    $4,030        $2,780
Noncurrent assets                  2,335         1,290
                              ------------  ------------
                                  $6,365        $4,070
                              ============  ============

Income tax expense from continuing operations is made up of the following components:

                    Year Ended   Year Ended    Year Ended
                    February 28, February 28, February 29,
                        2002         2001         2000
                   ------------- ------------ ------------
Current tax expense:
 Federal               $4,328       $5,662       $4,876
 State                    571          760          692
                    -----------  -----------  -----------
                       $4,899       $6,422       $5,568
Deferred tax expense   (1,470)      (1,858)        (690)
                    -----------  -----------  -----------
                       $3,429       $4,564       $4,878
                    ===========  ===========  ===========

Total reported tax expense from continuing operations applicable to the Company's continuing operations varies from the amount that would have resulted by applying the effective federal income tax rate to income before income taxes for the following reasons:

                          Year Ended   Year Ended   Year Ended
                         February 28, February 28, February 29,
                             2002         2001         2000
                         ------------ ------------ ------------

Federal statutory rate       35.0%        35.0%        35.0%
State tax expense             5.0%         4.5%         5.3%
Other, net                   (1.2%)       (1.5%)       (2.7%)
                         -----------  -----------  -----------
Effective tax rate           38.5%        38.0%        37.6%
                         ===========  ===========  ===========

Note 6.   Employee Stock Plans and Capital Stock

At February 28, 2002, the Company has two stock-based compensation plans which are described below. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the two fixed stock option plans.
Had compensation cost for the two stock based compensation plans been determined based on the grant date fair values of the awards (the method prescribed in SFAS No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                  2002          2001          2000
                              ------------  ------------  ------------
Reported:
Net income
 Continuing operations             $5,476        $7,453        $8,079
 Discontinued operations               --            --          (469)
                              ------------  ------------  ------------
 Net income                        $5,476        $7,453        $7,610
                              ============  ============  ============
Basic earnings per share
 Continuing operations              $1.01         $1.41         $1.54
 Discontinued operations               --            --         (0.09)
                              ------------  ------------  ------------
 Net income                         $1.01         $1.41         $1.45
                              ============  ============  ============
Diluted earnings per share
 Continuing operations              $1.00         $1.36         $1.48
 Discontinued operations               --            --         (0.08)
                              ------------  ------------  ------------
 Net income                         $1.00         $1.36         $1.40
                              ============  ============  ============

Pro Forma:
Net income
 Continuing operations             $5,008        $7,021        $7,766
 Discontinued operations               --            --          (469)
                              ------------  ------------  ------------
 Net income                        $5,008        $7,021        $7,297
                              ============  ============  ============
Basic earnings per share
 Continuing operations              $0.92         $1.33         $1.48
 Discontinued operations               --            --         (0.09)
                              ------------  ------------  ------------
 Net income                         $0.92         $1.33         $1.39
                              ============  ============  ============
Diluted earnings per share
 Continuing operations              $0.91         $1.28         $1.42
 Discontinued operations               --            --         (0.08)
                              ------------  ------------  ------------
 Net income                         $0.91         $1.28         $1.34
                              ============  ============  ============

Stock options plans:

On May 30, 1991 the Company adopted its "1991 Stock Option Plan" which provides for the issuance of a maximum of 300,000 shares of common stock to directors, officers, employees or other persons. Options granted under the stock option plan may be either "incentive stock options" or "nonqualified stock options." As designated by the Board of Directors, the stock option plan is administered by the officers of the Company, who designate the type of option to be granted, the number of options to be granted, the number of shares of common stock to be covered by each option (subject to a specified maximum number of shares of common stock which may be purchased under all options granted), the exercise price, the period during which the options are exercisable, the method of payment and certain other terms.
The exercise price for each share of common stock covered by an option is determined by the Board of Directors or the committee, except (i) the exercise price for an incentive stock option may not be less than the fair market value, at the time the option is granted, of the stock subject to the option and (ii) the exercise price for a nonqualified stock option may not be less than 85% of the fair market value, at the time the option is granted, of the stock subject to the option. The exercise price for an incentive stock option granted to any individual who owns stock, at the time of the grant, possessing more than 10% of the voting power of the capital stock of the Company may not be less than 110% of such fair market value on the date of the grant. No more than $100,000 of stock vesting during any calendar year per person will qualify for incentive stock option treatment. Options are nontransferable, other than by will or the laws of descent and distribution, and may be exercised only by the optionee while employed by or providing services to the Company or within three months after termination of employment by reason of retirement or six months following termination of employment resulting from death or permanent disability. Options expire no later than ten years from the date of grant, provided that incentive stock options granted to employees owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any of its subsidiaries expire five or fewer years from the date of grant. No additional options may be granted under this plan subsequent to the plan's termination date of May 21, 2001. The termination does not effect any options outstanding on the termination date.

On August 3, 1993 the Stockholders of the Company adopted its
"1993 Stock Option Plan" which provides for the issuance of a maximum of 200,000 shares of common stock to directors, officers, employees or other persons. The other provisions of the 1993
Stock Option Plan are the same as provisions of the 1991 Stock Option Plan discussed above. On August 1, 1995 the stockholders of the Company approved a proposal to amend its "1993 Stock Option Plan" to increase the maximum number shares of common stock issuable to directors, officers, employees or other persons from 200,000 to 400,000 shares. On August 21, 2000, the stockholders of the Company approved a proposal to amend its "1993 Stock Option Plan" to increase the maximum number of shares issuable from 400,000 shares to 700,000 shares. The other provisions of the 1993
Stock Option Plan remained the same as previously discussed above. At February 28, 2002 and 2001, the total shares available for future grant under the 1991 and 1993 plans, combined, were 230,675 and 258,525 shares, respectively.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in Fiscal 2002, 2001, and 2000, respectively: risk-free interest rates of 5.2%, 4.7%, and 6.2%; expected lives of 7 for all years; price volatility of 39.5%, 33.9%, and 27.1% and no expected dividends.

The following table summarizes the options to purchase shares of the Company's common stock under the two option plans combined:

                                        Stock Options
                                -------------------------------
                                                    Weighted
                                                    Average
                                  Outstanding    Exercise Price
                                --------------- ---------------
Balance at February 28, 1999        475,940           $8.58
  Granted                            34,500          $19.14
  Exercised                         (35,225)          $7.69
  Canceled                          (10,550)         $14.82
                                --------------- ---------------
Balance at February 29, 2000        464,665           $9.29
  Granted                            98,800          $16.02
  Excercised                        (31,525)          $8.83
  Canceled                          (22,750)         $17.85
                                --------------- ---------------
Balance at February 28, 2001        509,190          $10.24
  Granted                            20,200          $11.72
  Excercised                       (187,700)          $3.82
  Canceled                           (7,700)         $16.11
                                --------------- ---------------
Balance at February 28, 2002        333,990          $13.80
                                =============== ===============

                                   Number of Options
                           ---------------------------------
                             2002         2001        2000
                           --------     --------    --------

Exercisable, end of year    229,665      363,565     360,190
                           ========     ========    ========

Weighted-average fair value
  per option of options
  granted during the year     $5.86        $7.04       $8.54
                           ========     ========    ========

Options are exercisable over varying periods ending on February 28, 2012.

A further summary of the fixed options outstanding at February 28, 2002 is as follows:

                         Options Outstanding           Options Exercisable
                  ---------------------------------  ------------------------
                               Weighted
                                Average   Weighted                  Weighted
                               Remaining   Average                   Average
   Range of        Number     Contractual  Exercise    Number       Exercise
Exercise Prices  Outstanding     Life       Price    Exercisable      Price
---------------  -----------  ----------- ---------  -----------  -----------
$5.63 to $7.75       24,830        2.49      $6.71       24,830        $6.71
$8.75 to $9.88       79,260        2.46      $9.36       79,260        $9.36
$10.30 to $16.00     81,000        7.99     $13.07       29,854       $13.40
$16.31 to $24.75    148,900        7.20     $17.74       95,721       $17.66
                 -----------  ----------  ---------  -----------  -----------
                    333,990        5.92     $13.80      229,665       $13.06
                 ===========  ==========  =========  ===========  ===========

Capital stock:

In August 1995, the Company's Board of Directors approved the "1995 Stock Purchase Plan" which allows directors, officers and all other employees of the Company to purchase common stock directly from the Company, subject to certain restrictions.
Shares may be purchased at (i) the closing price of the stock on the trading day immediately preceding the purchase date or
(ii) the cost at which the shares may be purchased in the open market, exclusive of brokerage commissions and fees. An aggregate of 150,000 authorized but unissued shares are reserved for issuance under the plan. The stock purchase plan is administered by the Company and is subject to termination or amendment by the Board of Directors at any time. During the years ended February 28, 2002, 2001 and 2000, 100, 500, and 1,210 shares, respectively, were purchased under this plan.

In total, 478,780 shares of Common Stock are reserved for issuance under the plans discussed above.

Note 7.   Employee Benefits

The Company has contractual employment and noncompetition agreements through July 1, 2003 with its three top officers who are also directors of the Company. Each agreement provides for (i) a base salary adjustable annually, (ii) payment of an annual bonus based upon diluted EPS, (iii) $250 in life insurance coverage and (iv) receipt of other Company benefits including use of an automobile. The total amount of the annual bonus included as compensation expense for the years ended
February 28, 2002 and 2001 and February 29, 2000 was $75,
$375 and $620, respectively.

Effective June 1, 1992, the Company has established a Retirement and Savings Plan (the "401(k) Plan"). Currently, all employees of the Company, including officers, are eligible to participate in the 401(k) Plan. Benefits provided under the 401(k) Plan are funded by a qualified retirement trust administered by Wells Fargo Bank Iowa, N.A. as trustee.

Participants may contribute an amount of their compensation, including base salary and overtime, to the 401(k) Plan, which can not be more than the maximum dollar limit allowed by law on a pretax basis. The Company makes a matching contribution to the 401(k) Plan subject to certain limitations, equal to 40% of each participant's pretax contribution on an amount of up to 7% of such participant's compensation.

For the years ended February 28, 2002 and 2001 and February
29, 2000, $128, $129 and $110, respectively, was contributed to employee accounts including $35, $35 and $22, respectively, contributed to the accounts of the Company's executive officers.

Effective May 31, 2000, the Company established a Management Bonus Program. The Company pays bonuses to all eligible management employees based upon the diluted earnings per share growth of the Company. The total amount of bonus compensation charged to expense for the years ended February 28, 2002 and 2001 was none and $83, respectively.

The Company also has an Employee Incentive Compensation Program. The Company pays bonuses to all eligible employees based on the growth in net revenues and net income. The bonuses range from zero to 8% of all eligible employees calendar year compensation. The total amount of incentive compensation charged to expense for the years ended February 28, 2002 and 2001 and February
29, 2000 was none, none and $95, respectively, including none, none and $9, respectively, was paid to the Company's executive officers.

Note 8.   Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

                                    Year Ended   Year Ended   Year Ended
                                    February 28, February 28, February 29,
                                        2002         2001         2000
                                    ------------ ------------ ------------
Net income available to
 shareholders:
  Income from continuing operations      $5,476       $7,453       $8,079
  Discontinued operations                    --           --         (469)
                                    ------------ ------------- -----------
  Net income available to
    stockholders                         $5,476       $7,453       $7,610
                                    ============ ============ ============
Earnings per share:
Weighted average shares
   outstanding - basic                5,415,104    5,271,069    5,232,895
                                    ============ ============ ============

Basic earnings per share:
  Income from continuing operations       $1.01        $1.41        $1.54
  Discontinued operations                    --           --        (0.09)
                                    ------------ ------------- -----------
  Basic earnings per share                $1.01        $1.41        $1.45
                                    ============ ============ ============

Diluted earnings per share:
Weighted average shares
   outstanding - basic                5,415,104    5,271,069    5,232,895
Effect of dilutive securities:
   Employee stock options                74,651      219,040      220,583
                                    ------------ ------------ ------------
Weighted average shares -
   diluted                            5,489,755    5,490,109    5,453,478
                                    ============ ============ ============

Diluted earnings per share:
  Income from continuing operations       $1.00        $1.36        $1.48
  Discontinued operations                    --           --        (0.08)
                                    ------------ ------------ ------------
  Diluted earnings per share              $1.00        $1.36        $1.40
                                    ============ ============ ============

At February 28, 2002, 2001 and 2000, respectively, 185,900, 31,300, and 103,000 employee stock options were outstanding but were not included in computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

Note 9.   Customer Credit Operations

Customer credit operations were as follows:


                           Year Ended   Year Ended   Year Ended
                           February 28, February 28, February 29,
                               2002         2001         2000
                           ------------ ------------ ------------
Financing income               $26,536      $31,861      $25,067
                           ------------ ------------ ------------
Direct costs:
 Financing expense             $13,830      $17,082      $12,062
 Payroll and related costs       3,749        3,028        2,885
 Credit report services             50           52           62
 Legal fees                        898          944          481
 Provision for doubtful
  notes                          7,485        6,266        5,421
                           ------------- ------------ -----------
   Total direct costs          $26,012      $27,372      $20,911
                           ------------- ------------ -----------
Net financing income              $524       $4,489       $4,156
                           ============= ============ ===========

The above results do not reflect any allocation of corporate overhead expenses.

Note 10.   Discontinued Operations

During Fiscal 2000 the Company decided to discontinue operations for the three retail service centers in Northwestern Illinois. At February 29, 2000 the Company reduced the value of the assets of the retail service centers to their estimated fair market value.

Loss from discontinued operations:

                                    2002        2001        2000
                                 ----------  ----------  ----------

Net revenues                           $--         $--      $1,376
                                 ----------  ----------  ----------

Cost of revenues                       $--         $--      $1,185
Operating expenses                      --          --         633
Income taxes                            --          --        (266)
                                 ----------  ----------  ----------
                                       $--         $--      $1,522
                                 ----------  ----------  ----------

Loss from discontinued operations      $--         $--       ($176)
                                 ==========  ==========  ==========

Loss on disposal of discontinued
  operations, net                      $--         $--       ($293)
                                 ==========  ==========  ==========

Note 11.  Selected Quarterly Financial Data (Unaudited)

                                First        Second         Third        Fourth
Fiscal 2002                    Quarter       Quarter       Quarter       Quarter
----------------------------------------------------------------------------------

Net revenues                   $164,160      $110,310      $25,104       $87,782

Cost of revenue                $157,841      $103,699      $20,041       $84,191

Gross profit                     $6,319        $6,611       $5,063        $3,591

Net income                       $1,834        $2,025       $1,297          $320

Basic earnings per share          $0.35         $0.37        $0.24         $0.06

Diluted earnings per share        $0.34         $0.37        $0.24         $0.06


                                First        Second         Third        Fourth
Fiscal 2001                    Quarter       Quarter       Quarter       Quarter
----------------------------------------------------------------------------------

Net revenues                   $155,801      $103,530      $23,626       $62,696

Cost of revenue                $147,722       $96,045      $18,917       $58,153

Gross profit                     $8,080        $7,485       $4,709        $4,542

Net income                       $3,124        $2,733         $998          $598

Basic earnings per share          $0.59         $0.52        $0.19         $0.11

Diluted earnings per share        $0.57         $0.50        $0.18         $0.11


BOARD OF DIRECTORS

Gaylen D. Miller              Chairman of the Board
                              Ag Services of America, Inc.

Henry C. Jungling, Jr.        President and
                              Chief Executive Officer
                              Ag Services of America, Inc.

Kevin D. Schipper             Chief Operating Officer and
                              Secretary
                              Ag Services of America, Inc.

James D. Gerson               Senior Vice President
                              Fahnestock & Co., Inc.

Michael Lischin               Attorney at Law

Ervin J. Mellema              Operating Principal
                              Campbell Mellema Insurance, Inc.
                              and Campbell Mellema Realty, LLC


OFFICERS

Gaylen D. Miller              Chairman of the Board

Henry C. Jungling, Jr.        President and
                              Chief Executive Officer

Kevin D. Schipper             Chief Operating Officer and
                              Secretary

Shawn R. Smeins               Executive Vice President - Operations

John T. Roth                  Vice President Finance

Todd J. Ryan                  Vice President Sales and Marketing

Eunice M. Schipper            Vice President Account Management

Neil H. Stadlman              Vice President Credit Administration

Lisa Meester                  Vice President Information Systems

Bruce Nelson                  Vice President Collections

Jamey Ross                    Vice President Products and
                              Distribution

Linda Kobliska                General Counsel

Matt Cory                     Vice President Information Systems -
                              Powerfarm, Inc.

Tad Mozena                    Vice President Marketing and Public Relations -
                              Powerfarm, Inc.

CORPORATE DATA

Annual Meeting

All shareholders are welcome to attend our annual meeting, which will be held at 9:00 a.m. on Wednesday, July 31, 2002, at the Company's corporate headquarters. Any shareholders who will be unable to attend are encouraged to send questions and comments in writing, to John T. Roth, Vice President Finance, at our corporate headquarters.

Stock Market Information

The Company's common stock is traded on the New York Stock Exchange under the symbol ASV.

As of February 28, 2002, there were 5,468,864 shares of common stock outstanding. At that date, there were 127 shareholders of record and approximately 2,600 shareholders for whom securities firms acted as nominees.

Transfer Agent

Wells Fargo Bank Minnesota, N.A.
Stock Transfer Department
161 North Concord Exchange
P.O. Box 738
South St. Paul, MN 55075-0738
612/450-4064 or 800/468-9716

Form 10-K

Shareholders who wish to obtain, without charge, a copy of our annual report on form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended February 28, 2002, may do so by writing John T. Roth, Vice President Finance, at our corporate headquarters.

Investor Relations Contact

Shareholders and prospective investors are welcome to call or write Ag Services with questions or requests for additional information. Inquiries should be directed to corporate headquarters to the attention of:

Gaylen Miller
Chairman of the Board
(319) 277-0261
E-mail:  gaylen.miller@agservices.com

Corporate Headquarters
1309 Technology Parkway
P.O. Box 668
Cedar Falls, IA 50613
(319) 277-0261

Independent Public Accountants

McGladrey & Pullen, LLP
400 Locust Street, Suite 640
Des Moines, IA 50309

Internet Address

Ag Services makes Company information available electronically via a site on the World Wide Web. This site is regularly updated and includes information on the Company's products and services, press releases, and key publications such as the annual report. The Company's Internet address is www.agservices.com.

                  AMENDMENT NO. 4 AND WAIVER
                              TO
         MASTER TRUST INDENTURE AND SECURITY AGREEMENT

     THIS AMENDMENT NO. 4 AND WAIVER TO MASTER TRUST INDENTURE
AND SECURITY AGREEMENT dated as of March 20, 2002 (this "Amendment") is entered into by and among AG ACCEPTANCE CORPORATION, as Issuer (the "Issuer"), AG SERVICES OF AMERICA, INC., as Servicer
(the "Servicer"), U.S. BANK, N.A., as Trustee (d/b/a FIRSTAR BANK, N.A., as Trustee) (the "Trustee") and MBIA INSURANCE CORPORATION, as the Insurer (the "Insurer"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Indenture (as defined below and amended hereby).

     WHEREAS, the Issuer, the Servicer, the Trustee and the Insurer have entered into that certain Master Trust Indenture and Security Agreement, dated as of June 23, 1999 (as amended, restated, supplemented or otherwise modified from time to time, the "Indenture"); and

     WHEREAS, the Issuer, the Servicer, the Trustee and the Insurer have agreed to amend the Indenture as hereinafter set forth; and

     WHEREAS, pursuant to a letter dated February 11, 2002, the Issuer has requested that the Insurer waive any noncompliance with the Indenture resulting solely from (a) the Servicer Default described in the Originator's letter to the Insurer dated February 11, 2002 and (b) the Event of Default described in the Issuer's letter to the Insurer dated February 11, 2002
(such letters referred to hereinafter as the "Default Notices"), and the Insurer has agreed, in its capacity as Control Party, to waive such noncompliance subject to the terms and conditions hereinafter set forth;

     NOW THEREFORE, in consideration of the premises and other mutual covenants contained herein, the parties hereto agree as follows:

     SECTION 1. Amendments. The Indenture is hereby amended as follows, such amendment to be effective as of the date set forth in Section 3 hereof, and subject to the satisfaction of the conditions precedent set forth in Section 3 hereof:

     1.1 The Indenture is hereby amended to delete the defined terms "Intermediate Loan Concentration Limit Excess",
"Scheduled Wind Down Date", "Seed Loan Concentration Limit Excess" and "Servicing Officer" from Section 1.01 of the Indenture and to substitute the following therefor:

     "Intermediate Loan Concentration Limit Excess" means, at any time, the amount (if any) by which the aggregate outstanding Principal Balances of Eligible Advances included in Pledged Assets in respect of Intermediate Loans, exceeds the Intermediate Loan Concentration Limit at such time.

     "Scheduled Wind Down Date" means, the Distribution Date occurring in November, 2002, as such date may from time to time be extended pursuant to Section 12.01 hereof; provided that on the Distribution Date occurring in November, 2002, the Scheduled Wind Down Date shall automatically be extended to the Distribution Date occurring in November, 2003 if (i) the Consolidated Capital Requirement shall be satisfied on June
30, 2002 and each day thereafter and (ii) no Amortization Date, Wind Down Date, Event of Default or Unmatured Event of Default shall have occurred and be continuing on such date.

     "Seed Loan Concentration Limit Excess" means, at any time, the amount (if any) by which the aggregate outstanding
Principal Balances of Eligible Advances included in Pledged
Assets in respect of Seed Loans, exceeds the Seed Loan
Concentration Limit at such time.

     "Servicing Officer" means any officer, employee or other agent of the Servicer who in any case is involved in, or responsible for, the administration and servicing of the Loans and whose name appears on a list of servicing officers furnished to the Trustee by the Servicer, as such list may from time to time be amended; provided however, that with respect to any certification made in connection with any Servicer's Daily Report, Monthly Report or Semi-Monthly
Cash Flow Report, "Servicing Officer" shall mean only Hank Jungling, Gaylen Miller or Kevin Schipper.

     1.2 The Indenture is hereby amended to add the following defined terms to Section 1.01 of the Indenture in the proper alphabetical order:

     "Consolidated Capital" means with respect to the Originator and its consolidated Subsidiaries, as of any date of determination, an amount equal to the sum of (a) consolidated shareholders' equity, plus
(b) Qualifying Long Term Debt, minus (c) any intangible assets of the Originator and its consolidated Subsidiaries, all determined in accordance with Agreement Accounting
Principles.

     "Consolidated Capital Requirement" means, as of June
30, 2002, and as of the end of any calendar month thereafter, Consolidated Capital shall equal or exceed an amount equal to the sum of $162,200,000 plus 100% of cumulative
Consolidated Net Income (if positive) earned after the calendar month ended February 28, 2002.

     "Intermediate Loan Concentration Limit" means, at any time, the product of (i) 3.5% and (ii) the Greatest Amount of Eligible Advances at such time.

     "Qualifying Long Term Debt" means long term debt of the Originator under the Originator Credit Agreement and any other long term debt or preferred stock of the Originator; provided that none of (a) the principal portion of any such debt which is payable within one year of such date of determination and (b) any portion such preferred stock which has a redemption date within one year (or which allows the holder thereof the option to require redemption within one year) of such date of determination, shall be included in the computation of Qualifying Long Term Debt.

     "Seed Loan Concentration Limit" means, at any time, the product of (i) 3.5% and (ii) the Greatest Amount of Eligible Advances at such time.

     "Semi-Monthly Cash Flow Report" has the meaning specified in Section 3.04(g)(x).

     1.3 The Indenture is hereby amended to delete clause (xi) from defined term "Eligible Advance" contained in Section 1.01 of the Indenture and to substitute the following therefor:

     (xi) prior to the Distribution Date occurring in November, 2002, (A) which with respect to any Crop
Loan or any Seed Loan, is due in a single installment of principal and interest and is payable in full by no later than (I) the applicable Due Date in January, 2003 with respect to any such Crop Loan, or (II) the applicable Due Date in December, 2002 with respect to any such Seed Loan, and (B) with respect to any Intermediate Loan, is due in installments of principal and interest to be made not less than annually each calendar year and is payable in full by no later than the applicable Due Date in November, 2007 for the applicable Intermediate Loan; and

     thereafter, (X) which with respect to any Crop
Loan or any Seed Loan, is due in a single installment of principal and interest and is payable in full by no later than (I) the applicable Due Date in January, 2004 with respect to any such Crop Loan, or (II) the applicable Due Date in December, 2003 with respect to any such Seed Loan, and (Y) with respect to any Intermediate Loan, is due in installments of principal and interest to be made not less than annually each calendar year and is payable in full by no later than the applicable Due Date in November, 2008 for the applicable Intermediate Loan;

     1.4   The Indenture is hereby amended to delete
Section 2.05(c) of the Indenture and to substitute the following therefor:

     (c) Audits. The Issuer will, at any time and from time to time during regular business hours, permit the Insurer, so long as the Insurer is the Control Party, and otherwise the Trustee (the
"Audit Control Party"), or its agents or representatives,

     (i) access to the offices and properties of the Issuer (including, without limitation, any repository used by the Issuer, or the Servicer on the Issuer's behalf, to store the computer tapes or other computer records constituting the Servicer's Daily Report), in order to examine and make copies of and abstracts from all books, correspondence and Records of the Issuer as appropriate to verify the Issuer's compliance with this Indenture, the Purchase and Contribution Agreement, any other
Transaction Documents to which it is a party and any other agreement contemplated hereby or thereby, and the Audit Control Party and/or respective agents and representatives may examine and audit the same, and make photocopies and computer tape or other computer replicas thereof (as appropriate), and Issuer agrees to render to the Audit Control Party and/or its agents and representatives, at Issuer's cost and expense, such clerical and other assistance as may be reasonably requested with regard thereto;

     (ii) access to the officers or employees of the Issuer in order to discuss matters relating to the Pledged Assets or the Issuer's performance hereunder with any of the officers or employees of the Issuer having knowledge of such matters; and

     (iii) from and after the last day of the Revolving Period for any Series of Notes, to have its agents and/or representatives present in the offices of the Issuer to observe the opening of all mail of the Issuer, and to monitor the receipt of all Collections and the making of all disbursements by the Issuer.

The number and frequency of any such audits shall be limited to such number and frequency as the Audit Control Party may deem reasonable in its sole discretion. Each such audit shall be the joint and several obligation of the Issuer and the Originator.
The Audit Control Party and its agents and representatives shall also have the right to discuss the Issuer's affairs with the officers and employees of the Issuer and Issuer's independent accountants and to verify under appropriate procedures the validity, amount, quality, quantity, value and condition of, or any other matter relating to, the Pledged Assets.

     1.5 The Indenture is hereby amended to delete clause (iii) from Section 3.04(g) of the Indenture and to substitute the following therefor:

     (iii) Certificate of Servicing Officer.
Simultaneously with the delivery of any Servicer's
Daily Report, Monthly Report and Semi-Monthly Cash
Flow Report, as contemplated in the form thereof, a certificate of a Servicing Officer, certifying the accuracy of such report and that no Event of Default or Unmatured Event of Default has occurred, or if such event has occurred and is continuing, specifying the event and its status.

     1.6 The Indenture is hereby amended to add the following clause (x) to Section 3.04(g) of the Indenture:

     (x) Semi-Monthly Cash Flow Reports. On the first and sixteenth calendar day of each month (or if such calendar day is not a Business Day, the immediately preceding
Business Day), commencing with April 1, 2002, a report substantially in the form of Exhibit H (each such report being referred to herein as a "Semi-Monthly Cash Flow Report"), appropriately filled-out, setting forth, among other things, projected cash receipts and disbursements for the immediately succeeding six (6) semi-monthly periods. Any transmission of such report to the Trustee or the Insurer shall be deemed to be a representation and warranty by the Servicer to the Trustee, the Insurer and the Noteholders that the information contained therein is true and correct in all material respects.

     1.7 The Indenture is hereby amended to add the following clause (o) to Section 3.04 of the Indenture:

     (o)   Semi-Monthly File of Pledged Assets.
On the fifteenth and last calendar day of each month
(or if such calendar day is not a Business Day, the immediately preceding Business Day), commencing with March 31, 2002, the Servicer shall deliver to the Insurer and the Trustee a computer tape or disk in a format to be agreed upon by the Servicer, the Trustee and the Insurer, setting forth with respect to each Acquired Asset, the detail of certain information required to be set forth in the Monthly Report, including, without limitation, the year and type of Loan, the Loan number, the Obligor's name, the outstanding principal balance of the Loan, the Loan limit and the outstanding principal balance of the Eligible Advances in respect of such Loan. Any transmission of such information to the Trustee or the Insurer shall be deemed to be a representation and warranty by the Servicer to the Trustee, the Insurer and the Noteholders that the information contained therein is true and correct in all material respects.

     1.8 The Indenture is hereby amended to delete from and including clause Fourth from Section 4.03(d) through the end of such Section of the Indenture and to substitute the following therefor:

Fourth, to the Insurer for the payment of Insurance Obligations and any other accrued and unpaid fees, costs, expenses or other obligations owed to the Insurer under this Indenture, any Supplement, the Master Insurance Agreement or any Trust Insurance Policy.

Fifth, to be deposited to the Trustee's own account, any Series Account or otherwise paid to any Successor Servicer or to the Insurer for the payment of any accrued and unpaid fees, costs, expenses or other obligations (including prepayment premiums, if applicable) or Insurance Obligations owed to such Persons under this Indenture, any Supplement, the Master Insurance Agreement or any Trust Insurance Policy.

     (iv) If, on any Business Day during the Wind Down Period, the amount of funds on deposit in the Collection Account and available for allocation under any of clauses First, Third or Fifth above is less than the amount of the obligations described in such clause, then the available Collections shall be allocated by the Servicer pro rata for distribution to the Persons to whom such amounts are owed according to the respective amounts of such obligations held by such Persons. All obligations in lower priority categories shall remain unsatisfied until the obligations in the preceding category have been satisfied.

     After the payment in full of all amounts described above in priority categories First through Fifth, all remaining funds received or held in the Collection Account and/or any of the other Trust Accounts shall be remitted to the Issuer.

     Collections and other funds distributed for the benefit of Noteholders of any Series pursuant to this
Section 4.03(d) will be deposited and distributed as specified in the related Supplement, and amounts so allocated to any Series will not, except as specified in the related Supplement, be available to the Noteholders of any other Series.

     1.9 The Indenture is hereby amended to delete clause (p) from Section 9.01 of the Indenture and to substitute the following therefor:

     (p)(i) the Originator's Consolidated Pre-Tax Margin shall be less than 2.1% as of the end of the fiscal quarters ended May 31, 2002, August 31, 2002, November 30, 2002 or February 28, 2003, or less than 3.0% as of the end of any fiscal quarter thereafter;

     (ii) as of the end of any fiscal quarter from and after the fiscal quarter ended February 29, 2000, the Originator's Consolidated Net Worth shall be less than an amount equal to the sum of $50,000,000 plus 75% of cumulative Consolidated Net Income (if positive) earned after the fiscal quarter ended February 29, 2000;

     (iii) on October 31, 2002, and as of the end of any calendar month thereafter, the Consolidated Capital shall be less than an amount equal to the sum of $162,200,000 plus 100% of cumulative Consolidated Net Income (if positive) earned after the calendar month ended February 28, 2002; or

     1.10 Section 9.01 of the Indenture is hereby amended to delete the first clause (t) in its entirety and to substitute the following therefor:

     (t) the Originator shall fail to achieve a Fixed Charge Coverage Ratio of at least (i) 1.75 to 1.00 as of the end of the four-Fiscal Quarter period ended May 31, 2002 and as of the end of the four-Fiscal Quarter period ended August 31, 2002, (ii) 1.70 to 1.00 as of the end of the four-Fiscal Quarter period ended November 30, 2002 and as of the end of the four-Fiscal Quarter period ended February 28, 2003 and (iii) 1.75 to 1.00 as of the end of any Fiscal Quarter thereafter for the four-Fiscal Quarter period then ended; or

     1.11 Section 9.01 of the Indenture is hereby amended to re-letter the second clause (t) of Section 9.01 as clause (v) as follows:

     (v) the Originator shall fail to have at least $20,000,000 of Qualifying Long Term Debt;

     1.12     Section 9.01 of the Indenture is hereby amended to
(i) add the following clause (w) immediately after such clause (v) and (ii) delete the paragraph at the end of
Section 9.01 and to substitute the following therefor:

     (w) without the prior written consent of the Control Party, any shareholder of the Originator shall demand or receive any repayment of principal in respect of any loan made by such shareholder to the Originator;

     then, in the case of any such event, the Insurer, so long as no Insurer Default has occurred and is continuing, otherwise, the Trustee (unless otherwise directed by the Majority Noteholders), or the Majority Noteholders, by notice given in writing to the Issuer and the Servicer (and to the Trustee if such notice is given by the Control Party), may declare (provided such event shall not have been remedied or waived by the Control Party) that such event is an event of default
(an "Event of Default", and may also declare that (x) the date of such notice (or such other date specified therein) shall be the Wind Down Date and (y) the Notes shall become immediately due and payable on the date of such notice (or on such other date specified therein);
provided that, in the case of any event described in clause (g), the Wind Down Date shall automatically occur, and the Notes and all other Secured Obligations shall immediately and automatically become due and payable, in each case, without any notice or other action on the part of the Trustee or the Control Party, immediately upon the occurrence of such event; provided further that, in the case of any event described in clause (s), the Wind Down
Date shall occur only upon declaration by the Trustee at the direction of the Majority Noteholders. Promptly and in any event within one Business Day after the Servicer becomes aware of any Event of Default, the Servicer shall notify the Trustee and the Insurer of the occurrence of such Event of Default.

     1.13     The Indenture is hereby amended to add
Exhibit H attached hereto as Exhibit H to the Indenture.

     SECTION 2.  Waiver.  Effective as of the Amendment
Effective Date, subject to the satisfaction of the conditions precedent set forth in Section 3 hereof, the Insurer in its capacity as the Control Party, and pursuant to the rights granted to the Control Party pursuant to
Section 10.01 of the Indenture, hereby waives the Issuer' noncompliance, if any, with the Indenture, solely as a result of the occurrence of those certain Events of Default and Servicer Defaults described in Default Notices.

     SECTION 3. Amendment Effective Date. This Amendment shall become effective as of the date (the "Amendment
Effective Date") on which each of the following conditions precedent shall have been satisfied:

     (a) each of the Issuer, the Servicer, the Trustee and the Insurer shall have received a copy of this Amendment duly executed by each of the parties hereto;

     (b)either (i) the Noteholder's Consents attached to this Amendment shall have been duly executed and delivered by the Majority Noteholders; or (ii) with respect to each Rating Agency, the Rating Agency Condition shall have been satisfied with respect thereto; and

     (c) the Insurer shall have received a copy of the amended Fee Agreement, duly executed by the Issuer.

     SECTION 4. Covenants, Representations and Warranties of the Issuer and the Servicer.

     4.1     Upon the effectiveness of this Amendment,
(i) each of the Issuer and the Servicer hereby reaffirms all representations and warranties made by it in the Indenture as amended hereby (except for those representations and warranties that relate to a specific date) and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the effective date of this Amendment (except for those representations and warranties that relate to a specific date) and (ii) each of the Issuer and the Servicer hereby represents and warrants that (x) no Asset Deficiency is continuing and (y) after giving effect to the waiver set forth in Section 2 hereof, no Event of Default or event or circumstance which, with the giving of notice or the passage of time, or both, would constitute an Event of Default shall have occurred and be continuing.

     4.2 Each of the Issuer and the Servicer represents and warrants that this Amendment constitutes a legal, valid and binding obligation of such party, enforceable against it in accordance with its terms.

     4. In consideration for the execution of this Amendment by the Insurer and the Trustee, and the execution by the Noteholders of their respective consent to this Amendment, each of the Issuer and the Servicer hereby waives each and every claim, defense, demand, action and suit of any kind or nature whatsoever against each of the Insurer, Trustee, Noteholder and each of their respective directors, officers, shareholders, employees and agents arising on or prior to the date hereof in connection with the Indenture, any of the other Transaction Documents and the transactions contemplated thereby.

     SECTION 5. Reference to and Effect on the Indenture and the Transaction Documents.

     5.1 As of the Amendment Effective Date, each reference in the Indenture to "this Indenture", "hereunder", "hereof", "herein", or words of like import shall mean and be a reference to the Indenture as amended hereby, and each reference to the Indenture in any other Transaction Document, instrument or agreement executed and/or delivered in connection with the Indenture shall mean and be a reference to the Indenture as amended hereby.

     5.2 Except as specifically amended above and in connection herewith, the Indenture and all other documents, instruments and agreements executed and/or delivered in connection therewith shall remain in full force and effect and are hereby ratified and confirmed.

     5.3 The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of the Trustee or the Insurer under the Indenture or any other document, instrument or agreement executed in connection therewith, nor constitute a waiver of any provision contained therein, except as specifically set forth herein.

     SECTION 6. Governing Law. This Amendment will be governed by and construed in accordance with the internal laws (as opposed to any conflict of law provisions, except Sections 5-1401 and 5-1402 of the New York General Obligations
Law) and decisions of the State of New York.

     SECTION 7. Severability. Each provision of this Amendment shall be severable from every other provision of this Amendment for the purpose of determining the legal enforceability of any provision hereof, and the unenforceability of one or more provisions of this Amendment in one jurisdiction shall not have the effect of rendering such provision or provisions unenforceable in any other jurisdiction.

     SECTION 8. Execution in Counterparts. This Amendment may be executed in one or more counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original, but all of which taken together shall constitute one and the same instrument. Delivery of an executed counterpart of a signature page to this Amendment by facsimile shall be effective as delivery of a manually executed counterpart of this Amendment.

     SECTION 9. Successors and Assigns. This Amendment shall be binding upon, and shall inure to the benefit of, the parties hereto and their respective successors and assigns.

     SECTION 10.   Headings.  Section headings in this
Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

[remainder of page intentionally left blank]

IN WITNESS WHEREOF, the parties have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

          AG ACCEPTANCE CORPORATION, as the Issuer
          By:
          Name:
          Title:

          AG SERVICES OF AMERICA, INC., as Servicer
          By:
          Name:
          Title:

          U.S. BANK, N.A., as Trustee
          (d/b/a FIRSTAR BANK, N.A., as Trustee)
          By:
          Name:
          Title:

          MBIA INSURANCE CORPORATION, as Insurer
          By:
          Name:
          Title:

                 CONSENT TO
           AMENDMENT NO. 4 AND WAIVER
                     TO
   MASTER TRUST INDENTURE AND SECURITY AGREEMENT

     The undersigned, as the Series 1999-1 Noteholder, hereby consents to the Amendment No. 4 and Waiver to the Master Trust Indenture and Security Agreement dated as of March 20, 2002 (the "Amendment") to which this Consent is attached. The consent granted hereunder shall apply only to the foregoing Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

          TRIPLE-A ONE FUNDING CORPORATION, as the Series
          1999-1 Noteholder and Majority Noteholder

          By:  MBIA Insurance Corporation, as Attorney-in-Fact

          By:
          Name:
          Title:

                 CONSENT TO
           AMENDMENT NO. 4 AND WAIVER
                     TO
    MASTER TRUST INDENTURE AND SECURITY AGREEMENT

     The undersigned, as the Series 1999-2 Noteholder hereby consents to the Amendment No. 4 and Waiver to the Master Trust Indenture and Security Agreement dated as of March 20, 2002 (the "Amendment") to which this Consent is attached. The consent granted hereunder shall apply only to the foregoing Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

          COBANK, ACB, as the Series 1999-2 Noteholder

          By:
          Name:
          Title:

                       AG SERVICES OF AMERICA, INC.

                              EXHIBIT 21.1

                      SUBSIDIARIES OF THE REGISTRANT


  There is no parent of the Company. The following is a listing of subsidiaries of the Company.


                                                  Jurisdiction of
                                                    Organization
                                                  ---------------

Ag Acceptance Corporation                           Delaware

Powerfarm, Inc.                                     Delaware