Form 10-Q
period 2002-05-31
AG SERVICES OF AMERICA INC
filed 2002-07-15
CIK 875354

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549

	FORM 10-Q

	(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended      May 31, 2002

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

5,476,864 common shares were outstanding as of May 31, 2002.

                     	AG SERVICES OF AMERICA, INC.

                               	INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, May 31, 2002
       (unaudited) and February 28, 2002                                    1
    Unaudited consolidated condensed statements of income,
        three months ended May 31, 2002 and 2001                            2
    Unaudited consolidated condensed statements of cash
        flows, three months ended May 31, 2002 and 2001                     3
    Unaudited consolidated statement of stockholders' equity,
        three months ended May 31, 2002                                     4
    Notes to consolidated condensed financial statements
        (unaudited)                                                        5-8

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations                          9-14

  Item 3.  Quantitative and qualitative disclosures
    about market risk                                                       14


PART II.  OTHER INFORMATION


  Item 6.  Exhibits and reports on form 8-K:                                15
    (a)  Exhibits
         (10.30)  Amendment No. 5 To Master Trust Indenture
                  and Security Agreement                                  16-28
         (10.31)  Amendment No. 6 To Master Trust Indenture
                  and Security Agreement                                  29-34



                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                    AG SERVICES OF AMERICA, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in thousands)


                                                  May 31,   February 28
   ASSETS                                          2002         2002*
                                                (Unaudited)
                                                 ---------- ----------
CURRENT ASSETS
   Cash                                                 $25        $42
   Customer notes receivable, less allowance
      for doubtful notes and reserve for
      discounts May 31, 2002 $16,320;
      February 28, 2002 $10,521                     360,293    202,981
   Inventory and other assets                           120      3,466
   Foreclosed assets held for sale                    2,306      2,314
   Prepaid income taxes                                   -        735
   Deferred income taxes, net                         6,181      4,030
                                                 ---------- ----------
                   Total current assets            $368,925   $213,568
                                                 ---------- ----------

LONG-TERM RECEIVABLES AND OTHER ASSETS
   Customer notes receivable, less allowance
      for doubtful notes May 31, 2002 $4,999;
      February 28, 2002 $4,079;                     $62,707    $51,166
   Loan origination fees, less accumulated
      amortization May 31, 2002 $1,235;
      February 28, 2002 $513;                           376        598
   Deferred income taxes, net                         2,557      2,335
                                                 ---------- ----------
                                                    $65,640    $54,099
                                                 ---------- ----------
PROPERTY AND EQUIPMENT
   Land and building, less accumulated
      depreciation May 31, 2002 $33;
      February 28, 2002 None                         $5,284     $5,316
   Equipment, less accumulated depreciation
      May 31, 2002 $1,778; February 28, 2002
      $1,675                                          1,373        818
                                                 ---------- ----------
                                                     $6,657     $6,134
                                                 ---------- ----------
                                                   $441,222   $273,801
                                                 ========== ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, including current maturities     $338,467   $179,736
   Outstanding checks in excess of
      bank balances                                  11,521     10,723
   Accounts payable                                  11,822      1,738
   Accrued expenses                                   2,744      2,233
   Income taxes payable                               2,770          -
                                                ----------- ----------
                   Total current liabilities       $367,324   $194,430
                                                ----------- ----------

LONG-TERM LIABILITIES
   Notes payable, less current maturities                $-     $7,904
                                                ----------- ----------
STOCKHOLDERS' EQUITY
   Capital stock                                    $24,461    $24,396
   Retained earnings                                 50,638     48,481
   Accumulated other comprehensive income (loss)     (1,201)    (1,410)
                                                ----------- ----------
                                                    $73,898    $71,467
                                                ----------- ----------
                                                   $441,222   $273,801
                                                =========== ==========
*Condensed from Audited Financial Statements.

See Notes to Consolidated Condensed Financial Statements.

                     AG SERVICES OF AMERICA, INC.
         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               Three Months Ended May 31, 2002 and 2001
           (Dollars in Thousands, Except Per Share Amounts)

                                                2002        2001
                                             ----------  ----------
Net revenues:
   Farm inputs                                 $205,691    $157,901
   Financing income                               6,316       6,259
                                             ----------  ----------
                                               $212,007    $164,160
                                             ----------  ----------
Cost of revenues:
   Farm inputs                                 $197,398    $151,423
   Financing expense                              3,382       3,391
   Provision for doubtful notes                   4,077       3,027
                                             ----------  ----------
                                               $204,857    $157,841
                                             ----------  ----------
      Income before operating
         expenses and income taxes               $7,150      $6,319

Operating expenses                                3,643       3,351
                                             ----------  ----------
      Income before income taxes                 $3,507      $2,968

Income taxes                                      1,350       1,134
                                             ----------  ----------
      Net income                                 $2,157      $1,834
                                             ==========  ==========

Earnings per share:
   Basic                                          $0.39       $0.35
                                             ==========  ==========
   Diluted                                        $0.39       $0.34
                                             ==========  ==========
Weighted average shares:
   Basic                                      5,473,288   5,283,810
                                             ==========  ==========
   Diluted                                    5,513,826   5,471,116
                                             ==========  ==========

See Notes to Consolidated Condensed Financial Statements.

                       AG SERVICES OF AMERICA, INC.
         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months Ended May 31, 2002 and 2001
                         (Dollars in Thousands)

                                                    2002       2001
                                                 ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $2,157     $1,834
   Adjustments to reconcile net income to
      net cash (used in) operating activities:
      Depreciation                                      148        135
      Amortization                                      722         85
      Deferred income taxes                          (2,492)         -
      (Increase) in customer notes receivable      (168,853)  (119,258)
      Changes in assets and liabilities              16,946     14,760
                                                 ---------- ----------
      Net cash (used in) operating activities     ($151,372) ($102,444)
                                                 ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Purchases) of building and
      equipment,net                                   ($671)     ($175)
   (Purchases) proceeds of foreclosed assets
      held for sale, net                                  8       (657)
                                                 ---------- ----------
      Net cash (used in) investing activities         ($663)     ($832)
                                                 ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                        $164,715   $136,474
   Principal payments on borrowings                 (13,560)   (37,940)
   Increase in excess of outstanding
     checks over bank balance                           798      4,498
   Proceeds from issuance of capital stock,
      net                                                65        624
                                                 ---------- ----------
      Net cash provided by financing
         activities                                $152,018   $103,656
                                                 ---------- ----------

          Increase (decrease) in cash                  ($17)      $380

CASH
   Beginning                                             42         61
                                                 ---------- ----------
   Ending                                               $25       $441
                                                 ========== ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                       $2,362     $2,721
      Income taxes                                     $337       $400


See Notes to Consolidated Condensed Financial Statements


                    AG SERVICES OF AMERICA, INC.
       UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Three Months Ended May 31, 2002
                       (Dollars in thousands)
                                 Capital Stock
                           --------------------------
                                                                      Accumulated
                                                                         Other
                              Shares                     Retained    Comprehensive               Comprehensive
                              Issued        Amount       Earnings    Income (Loss)     Total        Income
                           ------------  ------------  ------------  ------------  ------------  ------------
Balance,
  February 28, 2002           5,468,864       $24,396       $48,481       ($1,410)      $71,467
  Comprehensive income:
    Net income                        -             -         2,157             -         2,157        $2,157
    Other comprehensive
      income(loss), net
      of tax                          -             -             -           209           209           209
                                                                                                 ------------
  Total comprehensive income                                                                           $2,366
                                                                                                 ============
  Issuance of capital stock
      upon the exercise
      of options                  8,000            65             -             -            65
                           ------------  ------------  ------------  ------------  ------------
Balance, May 31, 2002         5,476,864       $24,461       $50,638       ($1,201)      $73,898
                           ============  ============  ============  ============  ============

See Notes to Consolidated Condensed Financial Statements

                     	AG SERVICES OF AMERICA, INC.
         	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            	(UNAUDITED)

Note 1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 2002. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three month period ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003.

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

In conjunction with the Company's e-commerce initiative, the Company created Powerfarm, Inc. a wholly owned subsidiary which operates and manages the Company's website Powerfarm.com.

Note 2.     Commitments and Contingencies

Commitments:

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying consolidated condensed financial statements. These include various commitments to extend credit to customers. At May 31, 2002 and February 28, 2002 the Company had approximately
$164 million and $153 million, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

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

Note 3.  Pledged Assets and Related Debt

The Company has an asset backed securitized financing program through November 2002, with a maximum available borrowing amount of $375 million. Under the terms of the facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation
("Ag Acceptance"), a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $305 million of the facility which incurs interest at variable rates in the commercial paper market (current effective rates range from 1.83% to 1.90% at May 31, 2002) and the remaining $70 million is a term note with interest at a variable cost of LIBOR plus 38 basis points (current effective rate is 2.09% at May 31, 2002). The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At May 31, 2002, the Company had approximately $292.8 million outstanding under the asset backed securitized financing program and had a maximum additional amount available of approximately $10.3 million, based on borrowing base computations as provided by the agreement.

The Company also has a $30 million term note that matures in November of 2002. Additional terms of the agreement allow two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 3.875% to 5.25% at May 31, 2002). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends and loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. At May 31, 2002, the Company had $30 million outstanding under the term loan.

In conjunction with the securitized financing program and the term loan, the Company maintains a $15 million revolving bank line of credit through November 2002. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. All borrowings are collateralized by substantially all assets of the Company. The terms of the agreement allow for two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 3.875% to 5.25% at May 31, 2002). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends and loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations.
At May 31, 2002 the Company had $9.4 million outstanding under the agreement and had a maximum additional amount available of approximately $5.6 million based on borrowing base computations as provided by the agreement.

Subsequent to quarter end, the Company renegotiated its $30 million term note and $15 million line of credit into one $80 million revolving facility through November 2002. The new agreement calls for a $5 million pay down on July 31, 2002, which will reduce the revolving facility to $75 million. All other provisions of the credit facility have remained substantially the same.

The Company has a credit agreement whereby the Company may borrow up to $3.9 million, with a declining balance provision, on a revolving line of credit through April 2022. This credit agreement is used to finance the Company's new corporate headquarters at a fixed interest rate of 5.74% for five years. There was no outstanding balance under the credit agreement at May 31, 2002. The agreement also contains various restrictive financial covenants.

In February 2002, three executive officers of the Company, who are also the original founders of the Company, loaned an aggregate $4.4 million to the Company, due on March 31, 2003. The Company makes monthly interest payments to these officers at a variable interest rate of 0.5% below the prime rate (current effective rate is 4.25% at May 31, 2002). These notes are unsecured.

Subsequent to quarter end, the Company negotiated an additional credit facility with a financial institution whereby the Company has the ability to borrow up to $19 million. Advances and repayments under this credit agreement are based on the performance of certain customer notes receivable of the Company.

The Company maintains an interest-rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company's specific goal is to lower (where possible) the cost of its borrowed funds.

In July 2000, the Company entered into an interest rate swap agreement with an original notional amount of $30 million. The notional amount decreases by $7.5 million annually in each July 2002, 2003, 2004 and 2005. The swap is utilized to manage interest rate exposures and is designated as a cash
flow hedge.    The swap agreement is a variable receive/fixed pay swap
which expires in July, 2005 and has the effect of converting the interest rate paid on the notional amount of the Company's variable rate debt to a fixed rate of 9.78%. The differential to be paid or received on the swap agreement is recognized and accrued over the life of the agreement as other comprehensive income based on the remaining outstanding notional amount or changes in interest rates. The difference between the Company's actual variable interest expense and 9.78% on the notional amount for the next twelve months is reclassified from other comprehensive income and recognized as interest expense.

Note 4.	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding.
In computing diluted earnings per share, the dilutive effect of stock options during the periods presented increase the weighted average number of shares.

Presented below is the computation of earnings per share for the periods indicated:


                                             Three Months Ended
                                                   May 31
                                            ----------------------
                                               2002        2001
                                            ----------  ----------
Computation of weighted average number
   of basic shares:
Basic:
   Common shares outstanding at
     beginning of the period                 5,468,864   5,281,064
   Weighted average number of shares
     issued during the period                    4,424       2,746
                                            ----------  ----------
Weighted average shares outstanding
     (basic)                                 5,473,288   5,283,810
                                            ==========  ==========

Net income available to stockholders:       $2,157,448  $1,834,131
                                            ==========  ==========

Basic earnings per share:                        $0.39       $0.35
                                            ==========  ==========
Diluted:
   Common shares outstanding at
     beginning of the period                 5,468,864   5,281,064
   Weighted average number of shares
     issued during the period                    4,424       2,746
   Weighted average of potential dilutive
     shares computed using the treasury
     stock method using the average market
     price during the period:
           Options (1)                          40,538     187,306
                                            ----------  ----------
Weighted average shares outstanding
     (diluted)                               5,513,826   5,471,116
                                            ==========  ==========

Net income available to stockholders:       $2,157,448  $1,834,131
                                            ==========  ==========

Diluted earnings per share:                      $0.39       $0.34
                                            ==========  ==========
(1) Some of the stock options have been excluded because they are antidilutive.

                     AG SERVICES OF AMERICA, INC.
           	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three months ended May 31, 2002 and 2001. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                                               	     Percentage
	                                            of Net Revenues
                                                 ------------------
                                                 Three Months Ended
                                                       May 31,
                                                 ------------------
                                                   2002      2001
                                                 --------  --------
Net Revenues:
 Farm inputs                                        97.0%     96.2%
 Financing income                                    3.0%      3.8%
                                                 --------  --------
                                                   100.0%    100.0%
                                                 --------  --------
Cost of Revenues:
 Farm inputs                                        93.1%     92.3%
 Financing expense                                   1.6%      2.1%
 Provision for doubtful notes                        1.9%      1.8%
                                                 --------  --------
                                                    96.6%     96.2%
                                                 --------  --------
Income before operating expenses
      and income taxes                               3.4%      3.8%

Operating expenses     	                             1.7%      2.0%
                                                 --------  --------

Income before income taxes                           1.7%      1.8%

Federal and state income taxes                       0.7%      0.7%
                                                 --------  --------

Net Income                                           1.0%      1.1%
                                                 ========  ========

Net Revenues:

Net revenues increased $48 million or 29% during the three months ended
May 31, 2002, compared with the three months ended May 31, 2001. The increase in net revenues was primarily the result of strong demand for the Company's AgriFlex Credit(R) Financing Program and an excellent spring planting season in its primary market area. Financing income as a percentage of net revenues decreased to 3.0% of net revenues for the three months ended May 31, 2002 from 3.8% for the three months ended May 31, 2001.
The decrease in financing margin was primarily the result of a decrease in the prime lending rate by approximately 300 basis points, as compared to the same period one year ago.

Revenues primarily consist of farm inputs, including seed, fertilizer, agricultural chemicals, other services (which includes crop insurance commissions, fees charged to customers and other income) and other farm inputs including cash advances for land rental, fuel, irrigation, product application fees and other farm related expenses. Typically, the Company does not realize any farm input margin on "other farm inputs" revenue. Farm input revenue for the quarters ended May 31, 2002 and 2001 are summarized below.

                                         May 31, 2002      May 31, 2001
                                       ----------------   ---------------
Farm input revenue
Input only program                      $14,067    6.8%     $5,212   3.3%
Seeds                                   $22,772   11.1%    $16,696  10.6%
Chemicals                               $19,212    9.3%    $15,084   9.6%
Fertilizer                              $23,816   11.6%    $20,553  13.0%
Other farm inputs
  (cash rents, irrigation,etc.)        $123,339   60.0%    $98,443  62.3%
Other services (insurance, fees, etc.)   $2,485    1.2%     $1,913   1.2%
                                      -----------------------------------
   Total farm input revenue            $205,691  100.0%   $157,901 100.0%
                                      ===================================

Cost of Revenues

The total cost of revenues increased slightly to 96.6% for the three months ended May 31, 2002, as compared to 96.2% for the three months ended
May 31, 2001. The gross margin on the sale of farm inputs as a percentage of net revenues remained constant at 3.9% for the three months ended
May 31, 2002 and three months ended May 31, 2001. Gross margin on financing income decreased to 1.4% of net revenues for the first quarter of Fiscal 2003 as compared to 1.7% for the same period one year ago. This decrease in margin was primarily the result of a reduction in the prime lending rate of 300 basis points from the same period last year. The provision for doubtful notes remained relatively constant at 1.9% of net revenues for the three months ended May 31, 2002 as compared to 1.8% of net revenues for the three months ended May 31, 2001.

Operating Expenses

Operating expenses decreased, as a result of management's efforts to control costs, to 1.7% of net revenues for the three months ended May 31, 2002, as compared to 2.0% for the three months ended May 31, 2001. The increase in the dollar amount of operating expenses is attributed to the Company's growth. Payroll and payroll related expenses increased to $2.5 million for the three months ended May 31, 2002 from $2.3 million for the three months ended
May 31, 2001.

Net Income

Net income increased 17.6% to $2.2 million for the three months ended May 31, 2002 from $1.8 million for the three months ended May 31, 2001. The increase in net income is primarily attributable to the increase in volume of the Company's AgriFlex Credit(R) program and an excellent spring planting season as mentioned above.

Powerfarm

The Company continues to leverage its business model and use of its credit products via the Internet through Powerfarm.com. The Powerfarm website offers growers one of the most comprehensive assortments of credit options available in the agricultural industry. The site highlights Ag Services credit programs and allows farmers to apply for credit lines electronically. In addition, existing customers have the ability to access detailed account information 24 hours a day through the site.

Inflation

The Company does not believe the Company's net revenues and net income were significantly impacted by inflation or changing prices in Fiscal 2002 or the first three months of Fiscal 2003.

Seasonality

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following tables show the Company's quarterly net revenues and net income for Fiscal 2002 and the first quarter of Fiscal 2003. This information is derived from unaudited consolidated financial statements, which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.



               		          Fiscal 2003 Quarter Ended
                      May 31      August 31    November 30   February 28
                   -----------   -----------   -----------   -----------
                                   (Dollars in thousands)
Net revenues          $212,007

Net income              $2,157


                                  Fiscal 2002 Quarter Ended
                      May 31      August 31    November 30   February 28
                   -----------   -----------   -----------   -----------
                                   (Dollars in thousands)
Net revenues          $164,160      $110,310       $25,104       $87,782

Net income              $1,834        $2,025        $1,297          $320

Liquidity and Capital Resources

At May 31, 2002 the Company had working capital of $3.4 million, a decrease of $61.7 million over a year ago and a decrease of $15.7 million since February 28, 2002. The decrease in working capital was due to the restructuring of the Company's debt as the Company's current securitized financing program, term note and revolving line of credit are set to expire in November 2002. As a result of the expiration of these credit facilities within the next twelve months, all debts associated with these facilities are classified as current liabilities on the Company's balance sheet. The Company is presently considering several financing alternatives and expects to replace these facilities by November. Once the new financing program is in place, working capital will return to a more normalized, historical amount.

The components of this net decrease, since February 28, 2002, were
(i) $15.1 million decrease resulting from operating activities, consisting of approximately $2.2 million in net income, $0.1 million in depreciation, $0.7 million in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately $0.7 million related to the acquisition of equipment and furniture and (iii) net proceeds of $0.1 million from the issuance of common stock upon exercise of options.

The Company has an asset backed securitized financing program through November 2002, with a maximum available borrowing amount of $375 million. Under the terms of the facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation
("Ag Acceptance"), a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $305 million of the facility which incurs interest at variable rates in the commercial paper market (current effective rates range from 1.83% to 1.90% at May 31, 2002) and the remaining
$70 million is a three-year term note with interest at a variable cost of LIBOR plus 25 basis points (current effective rate is 2.09% at May 31, 2002). The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At May 31, 2002, the Company had approximately $292.8 million outstanding under the asset backed securitized financing program and had a maximum additional amount available of approximately $10.3 million, based on borrowing base computations as provided by the agreement.

The Company also has a $30 million term note that matures in November of 2002. Additional terms of the agreement allow two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 3.875% to 5.25% at May 31, 2002). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends and loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings.
At May 31, 2002, the Company had $30 million outstanding under the term loan.

In conjunction with the securitized financing program and the term loan, the Company maintains a $15 million revolving bank line of credit through November 2002. The line of credit is accessible to cover any potential deficiencies in available funds financed through the securitization program. All borrowings are collateralized by substantially all assets of the Company. The terms of the agreement allow for two variable interest rate alternatives base on prime or LIBOR (current effective rates range from 3.875% to 5.25% at May 31, 2002). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends and loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At May 31, 2002 the Company had $9.4 million outstanding under the agreement and had a maximum additional amount available of approximately $5.6 million based on borrowing base computations as provided by the agreement.

Subsequent to quarter end, the Company renegotiated its $30 million term note and $15 million line of credit into one $80 million revolving facility through November 2002. The new agreement calls for a $5 million pay down on July 31, 2002, which will reduce the revolving facility to $75 million.
All other provisions of the credit facility have remained substantially the same.

The Company has a credit agreement whereby the Company may borrow up to $3.9 million, with a declining balance provision, on a revolving line of credit through April 2022. This credit agreement is used to finance the Company's new corporate headquarters at a fixed interest rate of 5.74% for five years. There was no outstanding balance under the credit agreement at May 31, 2002. The agreement also contains various restrictive financial covenants.

In February 2002, three executive officers of the Company, who are also the original founders of the Company, loaned an aggregate $4.4 million to the Company, due on March 31, 2003. The Company makes monthly interest payments to these officers at a variable interest rate of 0.5% below the prime rate (current effective rate is 4.25% at May 31, 2002).
These notes are unsecured.

Subsequent to quarter end, the Company negotiated an additional credit facility with a financial institution whereby the Company has the ability to borrow up to $19 million. Advances and repayments under this credit agreement are based on the performance of certain customer notes receivable of the Company.

The Company maintains an interest-rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company's specific goal is to lower (where possible)the cost of its borrowed funds.

In July 2000, the Company entered into an interest rate swap agreement with an original notional amount of $30 million. The notional amount decreases by $7.5 million annually in each July 2002, 2003, 2004 and
2005. The swap is utilized to manage interest rate exposures and is
designated as a cash flow hedge.    The swap agreement is a variable
receive/fixed pay swap which expires in July, 2005 and has the effect of converting the interest rate paid on the notional amount of the Company's variable rate debt to a fixed rate of 9.78%. The differential to be paid or received on the swap agreement is recognized and accrued over the life of the agreement as other comprehensive income based on the remaining outstanding notional amount or changes in interest rates.
The difference between the Company's actual variable interest expense and 9.78% on the notional amount for the next twelve months is reclassified from other comprehensive income and recognized as interest expense.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At May 31, 2002 the Company had $337 million outstanding in notes payable at an average variable interest rate of 2.73%. The Company has an interest rate swap that effectively converts $30 million of this variable rate debt to a fixed rate instrument. After considering the effect of this swap, the Company has floating rate debt of $307 million at a variable interest rate of 2.04%.
A 10% increase in the average variable interest rate would increase interest expense by approximately 20 basis points. Assuming similar average outstanding borrowings as Fiscal 2002 of $246 million, this would increase the Company's interest expense by approximately $0.5 million.

The above sensitivity analysis is to provide information about the Company's potential market risks as they pertain to an adverse change in interest rates. The above analysis excludes the positive impact that increased interest rates would have on financing income as approximately 95% of the Company's notes receivable are variable rate notes.

                      AG SERVICES OF AMERICA, INC.
                      PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

	   (a) Exhibits

             No exhibits were filed during the period covered by this report.

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


                                  AG SERVICES OF AMERICA, INC.
                                  ----------------------------
                                         (Registrant)

                                   /s/ Gaylen D. Miller
                                  ----------------------------
                                  Gaylen D. Miller
                                  Chairman of the Board
                                 (Principal Financial and Accounting Officer)

Date: July 15, 2002

                        AMENDMENT NO. 5
                              TO
          MASTER TRUST INDENTURE AND SECURITY AGREEMENT


            THIS AMENDMENT NO. 5 TO MASTER TRUST INDENTURE AND SECURITY AGREEMENT dated as of May 31, 2002 (this "Amendment") is entered into by and among AG ACCEPTANCE CORPORATION, as Issuer (the "Issuer"), AG SERVICES OF AMERICA, INC., as Servicer (the "Servicer"), U.S. BANK, N.A., as Trustee (d/b/a FIRSTAR BANK, N.A., as Trustee) (the "Trustee") and MBIA INSURANCE CORPORATION, as the Insurer (the "Insurer"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Indenture (as defined below and amended hereby).

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

            NOW THEREFORE, in consideration of the premises and other mutual covenants contained herein, the parties hereto agree as follows:

            SECTION 1. Amendments. The Indenture is hereby amended as follows, such amendment to be effective as of the date set forth in Section 2 hereof, and subject to the satisfaction of the conditions precedent set forth in Section 2 hereof:

            1.1     The Indenture is hereby amended to add the following
Section 4.05 of the Indenture:

            SECTION 4.05  Collateral Releases.

            (a) On any date prior to the Wind Down Date, with the prior written consent of the Control Party in its sole discretion, the Issuer may direct the Trustee in writing to release its Lien on a portion of the Pledged Assets, subject to the following conditions:

                (i) immediately prior to such release and after giving effect to such release, no Unmatured Event of Default, Event of Default, Amortization Event or any event which, with the giving of notice or the passage of time or both, would constitute an Amortization Event shall occur;

                (ii) immediately prior to such release and after giving effect to such release and the application of all or a portion of the repurchase price pursuant to clause (vi) below, no Asset Deficiency shall exist;

                (iii) not less than 7 Business Days prior to the proposed date of such release (or such shorter notice period acceptable to the Trustee and the Control Party in their sole discretion), the Trustee and the Control Party shall have received a preliminary request (a "Preliminary Request") for the release of the Lien on specified Pledged Assets setting forth the approximate repurchase price for such Pledged Assets and details of such Pledged Assets to be considered for release in substantially the form of
            Exhibit I ;

                (iv) no later than 5:00 p.m. (New York City time) on the Business Day immediately preceding the date of the proposed release, the Control Party shall have received a final request (a "Final Request") for the release of the Lien on specified Pledged Assets, updating the information set forth in the related Preliminary Request, including the final repurchase price, the final list of Pledged Assets to be released and the details of such Pledged Assets to be released in substantially the form of Exhibit J;

                (v) the Control Party shall have executed the Final Request evidencing its consent thereto and shall have delivered a copy thereof the Trustee;

                (vi) the Trustee and the Control Party shall have received two Servicer's Daily Reports each dated the date of the proposed release, one with respect to the Pledged Assets before giving effect to such release and one with respect to the Pledged Assets after giving effect to such release, together with a certificate of a Servicing Officer, certifying the accuracy of such Servicer's Daily Reports and certifying the compliance with the other provisions of this Section 4.05(a); and

                (vii) the receipt by the Trustee of the amount, if any, necessary to reduce to zero any Asset Deficiency after giving effect to such Release, which amount shall be retained by the Trustee and immediately applied to reduce such Asset Deficiency, if any, to zero.

           (b) Upon the satisfaction of the conditions set forth above, at the expense of the Issuer, the Trustee shall release its Lien on Pledged Assets described in the Final Request by executing a Release substantially in the form of Annex A to Exhibit J, and upon the written request of the Issuer, such other documents or instruments as may be reasonably necessary to terminate and remove of record such Lien.

           1.2     The Indenture is hereby amended to delete clause (p)(i) from
Section 9.01 of the Indenture and to substitute the following therefor:

           (p)(i) the Originator's Consolidated Pre-Tax Margin shall be less than 2.0% as of the end of the fiscal quarter ended May 31, 2002, shall be less than 1.75% as of the end of the fiscal quarter ended August 31, 2002, shall be less than 2.1% as of the end of the fiscal quarter ended
      November 30, 2002, or less than 3.0% as of the end of any fiscal quarter thereafter;

           1.3 Section 9.01 of the Indenture is hereby amended to delete clause (t) in its entirety and to substitute the following therefor:

           (t) the Originator shall fail to achieve a Fixed Charge Coverage Ratio of at least (i) 1.70 to 1.00 as of the end of the four-Fiscal Quarter period ended May 31, 2002, (ii) 1.55 to 1.00 as of the end of the four-Fiscal Quarter period ended August 31, 2002, (iii) 1.70 to 1.00 as of the end of the four-Fiscal Quarter period ended November 30, 2002 and as of the end of the four-Fiscal Quarter period ended February 28, 2003 and
      (iv) 1.75 to 1.00 as of the end of any Fiscal Quarter thereafter for the four-Fiscal Quarter period then ended; or

           1.4 The Indenture is hereby amended to add Exhibit I and J attached hereto as Exhibit I and J, respectively, to the Indenture.

           SECTION 2. Amendment Effective Date. This Amendment shall become effective as of the date (the "Amendment Effective Date") on which each of the following conditions precedent shall have been satisfied:

           (a) each of the Issuer, the Servicer, the Trustee and the Insurer shall have received a copy of this Amendment duly executed by each of the parties hereto; and

           (b) either (i) the Noteholder's Consents attached to this Amendment shall have been duly executed and delivered by the Majority Noteholders; or (ii) with respect to each Rating Agency, the Rating Agency Condition shall have been satisfied with respect thereto.

           SECTION 3. Covenants, Representations and Warranties of the Issuer and the Servicer.

           3.1 Upon the effectiveness of this Amendment, (i) each of the Issuer and the Servicer hereby reaffirms all representations and warranties made by it in the Indenture as amended hereby (except for those representations and warranties that relate to a specific date) and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the effective date of this Amendment (except for those representations and warranties that relate to a specific date) and (ii) each of the Issuer and the Servicer hereby represents and warrants that no Asset Deficiency is continuing and no Event of Default or event or circumstance which, with the giving of notice or the passage of time, or both, would constitute an Event of Default shall have occurred and be continuing.

           3.2 Each of the Issuer and the Servicer represents and warrants that this Amendment constitutes a legal, valid and binding obligation of such party, enforceable against it in accordance with its terms.

           3.3 In consideration for the execution of this Amendment by the Insurer and the Trustee, and the execution by the Noteholders of their respective consent to this Amendment, each of the Issuer and the Servicer hereby waives each and every claim, defense, demand, action and suit of any kind or nature whatsoever against each of the

Insurer, Trustee, Noteholder and each of their respective directors, officers, shareholders, employees and agents arising on or prior to the date hereof in connection with the Indenture, any of the other Transaction Documents and the transactions contemplated thereby.

           SECTION 4. Reference to and Effect on the Indenture and the Transaction Documents.

           4.1 As of the Amendment Effective Date, each reference in the Indenture to "this Indenture", "hereunder", "hereof", "herein", or words of like import shall mean and be a reference to the Indenture as amended hereby, and each reference to the Indenture in any other Transaction Document, instrument or agreement executed and/or delivered in connection with the Indenture shall mean and be a reference to the Indenture as amended hereby.

           4.2 Except as specifically amended above and in connection herewith, the Indenture and all other documents, instruments and agreements executed and/or delivered in connection therewith shall remain in full force and effect and are hereby ratified and confirmed.

           4.3 The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of the Trustee or the Insurer under the Indenture or any other document, instrument or agreement executed in connection therewith, nor constitute a waiver of any provision contained therein, except as specifically set forth herein.

           SECTION 5. Governing Law. This Amendment will be governed by and construed in accordance with the internal laws (as opposed to any conflict of law provisions, except Sections 5-1401 and 5-1402 of the New York General Obligations Law) and decisions of the State of New York.

           SECTION 6. Severability. Each provision of this Amendment shall be severable from every other provision of this Amendment for the purpose of determining the legal enforceability of any provision hereof, and the unenforceability of one or more provisions of this Amendment in one jurisdiction shall not have the effect of rendering such provision or provisions unenforceable in any other jurisdiction.

           SECTION 7. Execution in Counterparts. This Amendment may be executed in one or more counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original, but all of which taken together shall constitute one and the same instrument. Delivery of an executed counterpart of a signature page to this Amendment by facsimile shall be effective as delivery of a manually executed counterpart of this Amendment.

           SECTION 8. Successors and Assigns. This Amendment shall be binding upon, and shall inure to the benefit of, the parties hereto and their respective successors and assigns.

           SECTION 9. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

                [remainder of page intentionally left blank]

           IN WITNESS WHEREOF, the parties have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                   AG ACCEPTANCE CORPORATION, as the Issuer

                                   By:_________________________
                                      Name:
                                      Title:


                                   AG SERVICES OF AMERICA, INC., as Servicer

                                   By:_________________________
                                      Name:
                                      Title:


                                   U.S. BANK, N.A., as Trustee
                                   (d/b/a FIRSTAR BANK, N.A., as Trustee)
                                   By:_________________________
                                      Name:
                                      Title:


                                   MBIA INSURANCE CORPORATION, as Insurer
                                   By:__________________________
                                      Name:
                                      Title:

                  CONSENT TO
               AMENDMENT NO. 5
                     TO
MASTER TRUST INDENTURE AND SECURITY AGREEMENT

              The undersigned, as the Series 1999-1 Noteholder, hereby consents to the Amendment No. 5 to the Master Trust Indenture and Security Agreement dated as of May 31, 2002 (the "Amendment") to which this Consent is attached. The consent granted hereunder shall apply only to the foregoing Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

                                   TRIPLE-A ONE FUNDING CORPORATION, as
                                   the Series 1999-1 Noteholder and
                                   Majority Noteholder

                                   By:  MBIA Insurance Corporation,
                                        as Attorney-in-Fact

                                   By:____________________________
                                      Name:
                                      Title:

                       CONSENT TO
                     AMENDMENT NO. 5
                          TO
       MASTER TRUST INDENTURE AND SECURITY AGREEMENT

              The undersigned, as the Series 1999-2 Noteholder hereby consents to the Amendment No. 5 to the Master Trust Indenture and Security Agreement dated as of May 31, 2002 (the "Amendment") to which this Consent is attached. The consent granted hereunder shall apply only to the foregoing Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

                                   COBANK, ACB, as the Series
                                   1999-2 Noteholder

                                   By:__________________________
                                      Name:
                                      Title:

                                                               Exhibit I
      FORM OF PRELIMINARY REQUEST FOR RELEASE OF SPECIFIED COLLATERAL

To: U.S. Bank N.A., as Trustee (d/b/a Firstar Bank, N.A., as Trustee) U.S. Bank Trust Center
     EP-MN-T2CT  Chuck Pedersen
     180 East Fifth Street
     St. Paul, Minnesota  55101
     Facsimile No.: 651-244-1797

     MBIA Insurance Corporation
     113 King Street
     Armonk, New York, 10504
     Attention: Andrew Laterza - IPM/STF Corporate
     Facsimile No.: 914-765-3810

Re: Master Trust Indenture And Security Agreement, dated as of June 23, 1999 among Ag Acceptance Corporation, a Delaware corporation, as Issuer
     (the "Issuer"), Ag Services of America, Inc. ("Ag Services"), an Iowa corporation, as Servicer (the "Servicer"), U.S. Bank N.A., as Trustee (d/b/a Firstar Bank, N.A., as Trustee) (the "Trustee") and MBIA Insurance Corporation, as the "Insurer" (as amended, restated, supplemented or otherwise modified from time to time, the "Indenture"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Indenture.

     Pursuant to Section 4.05(a)(iii) of the Indenture, Ag Services anticipates the repurchase from the Issuer, for an aggregate repurchase price of approximately $________, the Acquired Advances and the other Pledged Assets related thereto as described below and in connection therewith, hereby requests that the Control Party consent to the release of the Lien on such Pledged Assets as of [Insert proposed release date], as such list of Pledged Assets may be modified as set forth on the Final Request related hereto to be delivered to the Control Party on [Insert proposed release date].

Loan No. Obligor Year/Loan Type O/S Advance Bal. Accrued/Unpaid Interest and Costs

                                   AG SERVICES OF AMERICA, INC.

                                   By:__________________________
                                      Name:
                                      Title:

                                    AG ACCEPTANCE CORPORATION

                                    By:_________________________
                                       Name:
                                       Title:

                                                               Exhibit J
       [FORM OF FINAL REQUEST FOR RELEASE OF SPECIFIED COLLATERAL/
                              FORM OF RELEASE]

To: U.S. Bank N.A., as Trustee (d/b/a Firstar Bank, N.A., as Trustee) U.S. Bank Trust Center
     EP-MN-T2CT  Chuck Pedersen
     180 East Fifth Street
     St. Paul, Minnesota  55101
     Facsimile No.: 651-244-1797

     MBIA Insurance Corporation
     113 King Street
     Armonk, New York, 10504
     Attention: Andrew Laterza - IPM/STF Corporate
     Facsimile No.: 914-765-3810

Re: Master Trust Indenture And Security Agreement, dated as of June 23, 1999 among Ag Acceptance Corporation, a Delaware corporation, as Issuer
     (the "Issuer"), Ag Services of America, Inc. ("Ag Services"), an Iowa corporation, as Servicer (the "Servicer"), U.S. Bank N.A., as Trustee (d/b/a Firstar Bank, N.A., as Trustee)(the "Trustee") and MBIA Insurance Corporation, as the "Insurer" (as amended, restated, supplemented or otherwise modified from time to time, the "Indenture"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Indenture.

     Pursuant to Section 4.05(a)(iv) of the Indenture, Ag Services desires to repurchase from the Issuer, for an aggregate repurchase price of $________
(the "Repurchase Price"), the Acquired Advances and the other Pledged Assets related thereto as described below and in connection therewith, hereby requests the release of the Lien on such Pledged Assets as of [Insert proposed release date]. A payment to the Noteholders in the aggregate amount of $_______ will be required to reduce any Asset Deficiency to zero after giving effect to such repurchase.

Loan No. Obligor Year/Loan Type O/S Advance Bal. Accrued/Unpaid Interest and Costs


                                   AG SERVICES OF AMERICA, INC.

                                   By:_________________________
                                      Name:
                                      Title:

                                   AG ACCEPTANCE CORPORATION

                                   By:________________________
                                      Name:
                                      Title:

                                   Acknowledged and Agreed to
                                   the __ day of 200_

                                   MBIA Insurance Corporation,
                                   as Control Party

                                   By:_______________________
                                      Name:
                                      Title:

                                                                 Annex A


                                 RELEASE

     KNOW ALL MEN BY THESE PRESENTS, that U.S. Bank N.A., as Trustee
(d/b/a Firstar Bank, N.A., as Trustee) (the "Trustee") under that certain Master Trust Indenture And Security Agreement, dated as of
June 23, 1999 among Ag Acceptance Corporation, a Delaware corporation, as Issuer (the "Issuer"), Ag Services of America, Inc. ("Ag Services"), an Iowa corporation, as Servicer (the "Servicer"), U.S. Bank N.A., as
Trustee (d/b/a Firstar Bank, N.A., as Trustee) (the "Trustee") and MBIA Insurance Corporation, as the "Insurer" (as amended, restated, supplemented or otherwise modified from time to time, the "Indenture"; unless otherwise defined herein, capitalized terms used in this Release have the meanings ascribed to them in the Indenture), in accordance with the terms of the Indenture, does hereby without recourse, representation or warranty and in express reliance upon the statements made by Ag Services and the Issuer in the request dated [Insert Date], relative to this Release
(the "Final Request") and in the Servicer's Daily Report and a certificate of the Servicing Officer delivered in connection therewith, REMISE, CONVEY, RELEASE AND QUIT CLAIM unto the Issuer all the right, title and interest (including, without limitation, any and all security interests and any and all liens, charges, claims, encumbrances and other third party rights) whatsoever that the Trustee may have acquired for itself or for the benefit of the Secured Parties (or that any Secured Party may have acquired) in, through or by the Indenture, in (a) the Pledged Assets specified in the Final Request attached hereto and (b) all payments and proceeds thereof (exclusive of the repurchase price paid to the Issuer pursuant to the terms of the Indenture) (the "Released Assets"). The Trustee, for itself as Trustee and on behalf of the other Secured Parties in accordance with the terms of the Indenture, and in express reliance upon the statements made by the Company in the Final Request and in the Servicer's Daily Report and a certificate of the Servicing Officer delivered in connection therewith, further hereby, without recourse, representation or warranty, relinquishes, releases and renders ineffective all of the rights, powers and interests of the Trustee and the Secured Parties with respect to the Released Assets, derived from or arising under the Indenture.

     This Release is in no way to operate to discharge the Lien of the Indenture Agreement upon any property other than the Released Assets, but it is only to release the Released Assets and none other; and the remaining or unreleased Collateral is to remain as security for payment of the indebtedness secured thereby and for full performance of all of the covenants, conditions and obligations contained in the Indenture or in any other Transaction Document, and the other documents described therein.

     IN WITNESS WHEREOF, this Release has been executed this
[  ] day of [     ], 200_.

                                   U.S. BANK, N.A., as Trustee
                                   (d/b/a FIRSTAR BANK, N.A., as Trustee)
                                   By:________________________
                                      Name:
                                      Title:

                          AMENDMENT NO. 6
                                TO
            MASTER TRUST INDENTURE AND SECURITY AGREEMENT


            THIS AMENDMENT NO. 6 TO MASTER TRUST INDENTURE AND SECURITY AGREEMENT dated as of June 18, 2002 (this "Amendment") is entered into by and among AG ACCEPTANCE CORPORATION, as Issuer (the "Issuer"), AG SERVICES OF AMERICA, INC., as Servicer
(the "Servicer"), U.S. BANK, N.A., (d/b/a FIRSTAR BANK, N.A.), as Trustee (the "Trustee"), and MBIA INSURANCE CORPORATION, as the Insurer (the "Insurer"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Indenture (as defined below and amended hereby).

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

            NOW THEREFORE, in consideration of the premises and other mutual covenants contained herein, the parties hereto agree as follows:

            SECTION 1. Amendments. The Indenture is hereby amended as follows, such amendment to be effective as of the date set forth in
Section 2 hereof, and subject to the satisfaction of the conditions precedent set forth in Section 2 hereof:

            1.1     The defined term "Required Reserves" contained in
Section 1.01 is hereby amended to delete the percentage "15%" set forth in clause (ii) thereof and to substitute the percentage "18%" therefor.

            1.2 The defined term "Scheduled Wind Down Date" contained in Section 1.01 is hereby deleted in its entirety and the following definition substituted therefor:

                   "Scheduled Wind Down Date" means the Distribution Date
                    occurring in November, 2002, as such date may from time to time be extended pursuant to Section 12.01 hereof.

            1.3.     The defined terms "Consolidated Capital" and
"Consolidated Capital Requirement" contained in Section 1.01 are hereby deleted in their entirety.

            SECTION 2. Amendment Effective Date. This Amendment shall become effective as of the date (the "Amendment Effective Date") on which each of the following conditions precedent shall have been satisfied:

            (a) each of the Issuer, the Servicer, the Trustee and the Insurer shall have received a copy of this Amendment duly executed by each of the parties hereto; and

            (b)either (i) the Noteholder's Consents attached to this Amendment shall have been duly executed and delivered by the Majority Noteholders of each Series of Notes; or (ii) with respect to each Rating Agency, the Rating Agency Condition shall have been satisfied with respect thereto.

            SECTION 3. Covenants, Representations and Warranties of the Issuer and the Servicer.

            3.1 Upon the effectiveness of this Amendment, (i) each of the Issuer and the Servicer hereby reaffirms all representations and warranties made by it in the Indenture as amended hereby (except for those representations and warranties that relate to a specific date) and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the effective date of this Amendment (except for those representations and warranties that relate to a specific date) and (ii) each of the Issuer and the Servicer hereby represents and warrants that no Asset Deficiency is continuing and no Event of Default or event or circumstance which, with the giving of notice or the passage of time, or both, would constitute an Event of Default shall have occurred and be continuing.

            3.2 Each of the Issuer and the Servicer represents and warrants that this Amendment constitutes a legal, valid and binding obligation of such party, enforceable against it in accordance with its terms.

            3.3 In consideration for the execution of this Amendment by the Insurer and the Trustee, and the execution by the Noteholders of their respective consent to this Amendment, each of the Issuer and the Servicer hereby waives each and every claim, defense, demand, action and suit of any kind or nature whatsoever against each of the Insurer, Trustee, Noteholder and each of their respective directors, officers, shareholders, employees and agents arising on or prior to the date hereof in connection with the Indenture, any of the other Transaction Documents and the transactions contemplated thereby.

            SECTION 4. Reference to and Effect on the Indenture and the Transaction Documents.

            4.1 As of the Amendment Effective Date, each reference in the Indenture to "this Indenture", "hereunder", "hereof", "herein", or words of like import shall mean and be a reference to the Indenture as amended hereby, and each reference to the Indenture in any other Transaction Document, instrument or agreement executed and/or delivered in connection with the Indenture shall mean and be a reference to the Indenture as amended hereby.

            4.2 Except as specifically amended above and in connection herewith, the Indenture and all other documents, instruments and agreements executed and/or delivered in connection therewith shall remain in full force and effect and are hereby ratified and confirmed.

            4.3 The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of the Trustee or the Insurer under the Indenture or any other document, instrument or agreement executed in connection therewith, nor constitute a waiver of any provision contained therein, except as specifically set forth herein.

            SECTION 5. Governing Law. This Amendment will be governed by and construed in accordance with the internal laws (as opposed to any conflict of law provisions, except Sections 5-1401 and 5-1402 of the New York General Obligations Law) and decisions of the State of New York.

            SECTION 6. Severability. Each provision of this Amendment shall be severable from every other provision of this Amendment for the purpose of determining the legal enforceability of any provision hereof, and the unenforceability of one or more provisions of this Amendment in one jurisdiction shall not have the effect of rendering such provision or provisions unenforceable in any other jurisdiction.

            SECTION 7. Execution in Counterparts. This Amendment may be executed in one or more counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original, but all of which taken together shall constitute one and the same instrument. Delivery of an executed counterpart of a signature page to this Amendment by facsimile shall be effective as delivery of a manually executed counterpart of this Amendment.

            SECTION 8. Successors and Assigns. This Amendment shall be binding upon, and shall inure to the benefit of, the parties hereto and their respective successors and assigns.

            SECTION 9. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

            [remainder of page intentionally left blank]

            IN WITNESS WHEREOF, the parties have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                   AG ACCEPTANCE CORPORATION, as the Issuer


					     By:__________________________
                                      Name:
                                      Title:

                                    AG SERVICES OF AMERICA, INC., as Servicer

                                    By:___________________________
                                       Name:
                                       Title:

                                    U.S. BANK, N.A. (d/b/a FIRSTAR BANK, N.A.), as Trustee

                                    By:___________________________
                                       Name:
                                       Title:

                                    MBIA INSURANCE CORPORATION, as Insurer


                                    By:___________________________
                                       Name:
                                       Title:

                           CONSENT TO
                         AMENDMENT NO. 6
                               TO
          MASTER TRUST INDENTURE AND SECURITY AGREEMENT

            The undersigned, as the Series 1999-1 Noteholder, hereby consents to the Amendment No. 6 to the Master Trust Indenture and Security Agreement dated as of June 18, 2002
(the "Amendment") to which this Consent is attached. The consent granted hereunder shall apply only to the foregoing Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

                                    TRIPLE-A ONE FUNDING CORPORATION,
                                    as the Series 1999-1 Noteholder and
                                    Majority Noteholder

                                    By:  MBIA Insurance Corporation,
                                         as Attorney-in-Fact

                                    By:_____________________________
                                       Name:
                                       Title:

                          CONSENT TO
                       AMENDMENT NO. 6
                             TO
         MASTER TRUST INDENTURE AND SECURITY AGREEMENT

            The undersigned, as the Series 1999-2 Noteholder hereby consents to the Amendment No. 6 to the Master Trust Indenture and Security Agreement dated as of June 18, 2002 (the "Amendment") to which this Consent is attached. The consent granted hereunder shall apply only to the foregoing Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

                                    COBANK, ACB, as the Series
                                    1999-2 Noteholder

                                    By:________________________
                                       Name:
                                       Title: