Form 10-Q
period 2002-08-31
AG SERVICES OF AMERICA INC
filed 2002-10-15
CIK 875354

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549

	FORM 10-Q

	(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended      August 31, 2002

	or

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

5,479,514 common shares were outstanding as of October 11, 2002.

                     	AG SERVICES OF AMERICA, INC.

                               	INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, August 31, 2002
       (unaudited) and February 28, 2002                                    1
    Unaudited consolidated condensed statements of income,
        three months and six months ended August 31, 2002 and 2001          2
    Unaudited consolidated condensed statements of cash flows,
        six months ended August 31, 2002 and 2001                           3
    Unaudited consolidated statement of stockholders' equity,
        six months ended August 31, 2002                                    4
    Notes to consolidated condensed financial statements
        (unaudited)                                                        5-8

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations                          9-14

  Item 3.  Quantitative and qualitative disclosures
    about market risk                                                       14

  Item 4.  Controls and procedures                                          15

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders              16


  Item 6.  Exhibits and reports on form 8-K:                                16

    Certifications                                                         17-20


                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                    AG SERVICES OF AMERICA, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in thousands)


                                                 August 31, February 28
   ASSETS                                          2002         2002*
                                                (Unaudited)
                                                 ---------- ----------
CURRENT ASSETS
   Cash                                                 $17        $42
   Customer notes receivable, less allowance
      for doubtful notes and reserve for
      discounts August 31, 2002 $20,367;
      February 28, 2002 $10,521                     493,097    202,981
   Inventory and other assets                           135      3,466
   Foreclosed assets held for sale                    2,283      2,314
   Prepaid income taxes                                   -        735
   Deferred income taxes, net                         7,680      4,030
                                                 ---------- ----------
                   Total current assets            $503,212   $213,568
                                                 ---------- ----------

LONG-TERM RECEIVABLES AND OTHER ASSETS
   Customer notes receivable, less allowance
      for doubtful notes August 31, 2002 $4,100;
      February 28, 2002 $4,079;                     $51,423    $51,166
   Loan origination fees, less accumulated
      amortization August 31, 2002 $1,467;
      February 28, 2002 $513;                           340        598
   Deferred income taxes, net                         2,305      2,335
                                                 ---------- ----------
                                                    $54,068    $54,099
                                                 ---------- ----------
PROPERTY AND EQUIPMENT
   Land and building, less accumulated
      depreciation August 31, 2002 $67;
      February 28, 2002 None                         $5,391     $5,316
   Equipment, less accumulated depreciation
      August 31, 2002 $1,911; February 28, 2002
      $1,675                                          1,560        818
                                                 ---------- ----------
                                                     $6,951     $6,134
                                                 ---------- ----------
                                                   $564,231   $273,801
                                                 ========== ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, including current maturities     $452,999   $179,736
   Outstanding checks in excess of
      bank balances                                   5,093     10,723
   Accounts payable                                  16,301      1,738
   Accrued expenses                                   4,372      2,233
   Income taxes payable                               5,415          -
                                                ----------- ----------
                   Total current liabilities       $484,180   $194,430
                                                ----------- ----------

LONG-TERM LIABILITIES
   Notes payable, less current maturities            $3,775     $7,904
                                                ----------- ----------
STOCKHOLDERS' EQUITY
   Capital stock                                    $24,477    $24,396
   Retained earnings                                 53,140     48,481
   Accumulated other comprehensive income (loss)     (1,341)    (1,410)
                                                ----------- ----------
                                                    $76,276    $71,467
                                                ----------- ----------
                                                   $564,231   $273,801
                                                =========== ==========
*Condensed from Audited Financial Statements.

See Notes to Consolidated Financial Statements.

                     AG SERVICES OF AMERICA, INC.
         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               Three Months Ended August 31, 2002 and 2001
           (Dollars in Thousands, Except Per Share Amounts)

                                               Three Months Ended       Six Months Ended
                                                   August 31,              August 31,
                                             ----------------------  ----------------------
                                                2002        2001        2002        2001
                                             ----------  ----------  ----------  ----------

Net revenues:
   Farm inputs                                 $139,397    $101,600    $345,088    $259,501
   Financing income                               9,087       8,710      15,403      14,969
                                             ----------  ----------  ----------  ----------
                                               $148,484    $110,310    $360,491    $274,470
                                             ----------  ----------  ----------  ----------
Cost of revenues:
   Farm inputs                                 $132,949     $97,258    $330,348    $248,681
   Financing expense                              4,467       4,517       7,849       7,907
   Provision for doubtful notes                   2,828       1,924       6,904       4,951
                                             ----------  ----------  ----------  ----------
                                               $140,244    $103,699    $345,101    $261,539
                                             ----------  ----------  ----------  ----------
      Income before operating
         expenses and income taxes               $8,240      $6,611     $15,390     $12,931

Operating expenses                                4,172       3,171       7,815       6,523
                                             ----------  ----------  ----------  ----------
      Income before income taxes                 $4,068      $3,440      $7,575      $6,408

Income taxes                                      1,566       1,415       2,916       2,549
                                             ----------  ----------  ----------  ----------
      Net income                                 $2,502      $2,025      $4,659      $3,859
                                             ==========  ==========  ==========  ==========

Earnings per share:
   Basic                                          $0.46       $0.37       $0.85       $0.72
                                             ==========  ==========  ==========  ==========
   Diluted                                        $0.45       $0.37       $0.85       $0.70
                                             ==========  ==========  ==========  ==========
Weighted average shares:
   Basic                                      5,476,961   5,451,250   5,475,125   5,368,834
                                             ==========  ==========  ==========  ==========
   Diluted                                    5,501,575   5,504,141   5,507,416   5,487,860
                                             ==========  ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

                      AG SERVICES OF AMERICA, INC.
         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Six Months Ended August 31, 2002 and 2001
                       (Dollars in Thousands)

                                                    2002       2001
                                                 ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $4,659     $3,859
   Adjustments to reconcile net income to
      net cash (used in) operating activities:
      Depreciation                                      327        346
      Amortization                                      954        221
      Deferred income taxes                          (3,657)         -
      (Increase) in customer notes receivable      (290,373)  (214,613)
      Changes in assets and liabilities              26,183     16,007
                                                 ---------- ----------
      Net cash (used in) operating activities     ($261,907) ($194,180)
                                                 ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Purchases) of building and
      equipment,net                                 ($1,144)   ($1,209)
   (Purchases) proceeds of foreclosed assets
      held for sale, net                                 31       (304)
                                                 ---------- ----------
      Net cash (used in) investing activities       ($1,113)   ($1,513)
                                                 ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                        $334,509   $263,975
   Principal payments on borrowings                 (65,269)   (67,178)
   Increase in excess of outstanding
     checks over bank balance                        (5,630)    (1,705)
   (Increase) in loan origination fees                 (696)       (76)
   Proceeds from issuance of capital stock,
      net                                                81        634
                                                 ---------- ----------
      Net cash provided by financing
         activities                                $262,995   $195,650
                                                 ---------- ----------

          Increase (decrease) in cash                  ($25)      ($43)

CASH
   Beginning                                             42         61
                                                 ---------- ----------
   Ending                                               $17        $18
                                                 ========== ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                       $5,654     $6,084
      Income taxes                                     $423     $3,184


See Notes to Consolidated Financial Statements


                    AG SERVICES OF AMERICA, INC.
       UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Six Months Ended August 31, 2002
                       (Dollars in thousands)
                                 Capital Stock
                           --------------------------
                                                                      Accumulated
                                                                         Other
                              Shares                     Retained    Comprehensive               Comprehensive
                              Issued        Amount       Earnings    Income (Loss)     Total        Income
                           ------------  ------------  ------------  ------------  ------------  ------------
Balance,
  February 28, 2002           5,468,864       $24,396       $48,481       ($1,410)      $71,467
  Comprehensive income:
    Net income                        -             -         4,659             -         4,659        $4,659
    Other comprehensive
      income, net of tax              -             -             -            69            69            69
                                                                                                 ------------
  Total comprehensive income                                                                           $4,728
                                                                                                 ============
  Issuance of capital stock
      upon the exercise
      of options                 10,550            80             -             -            80
  Issuance of captial stock
      under the stock
      purchase plan                 100             1             -             -             1
                           ------------  ------------  ------------  ------------  ------------
Balance, August 31, 2002      5,479,514       $24,477       $53,140       ($1,341)      $76,276
                           ============  ============  ============  ============  ============

See Notes to Consolidated Financial Statements

                     	AG SERVICES OF AMERICA, INC.
         	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            	(UNAUDITED)

Note 1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 2002 ("Fiscal 2002"). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the six month period ended
August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003 ("Fiscal 2003").

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

Revenue Recognition

The Company has decided that effective the fourth quarter of the current fiscal year, the Company will present revenues associated with the cash advances for fuel, irrigation, land rents and other farm inputs and revenues associated with the input only program on a net reporting basis in contrast to the current gross reporting basis. The input only program is a financing program provided by the Company for various suppliers and manufacturers. The Company has decided to report its revenue in this manner because it believes this will be a preferable presentation under current generally accepted accounting principles. This presentation would have the impact of reducing farm input revenues and cost of farm input revenues for the six month periods ended August 31, 2002 and 2001 by approximately $205 million and $153 million, respectively. For the three months ended August 31, 2002 and 2001 the impact would have reduced farm input revenues and cost of farm input revenues by approximately $68 million and $50 million, respectively. Most importantly, this presentation will have no impact on future or past earnings of the Company.

Note 2.     Commitments and Contingencies

Commitments:

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying consolidated condensed financial statements. These include various commitments to extend credit to customers. At August 31, 2002 and February 28, 2002 the Company had approximately $84 million and $153 million, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

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

Note 3.  Pledged Assets and Related Debt

The Company has an asset backed securitized financing program through November 2002, with a maximum available borrowing amount of $375 million. Under the terms of the facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag
Acceptance Corporation ("Ag Acceptance"), a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $305 million of the facility which incurs interest at variable rates in the commercial paper market (current effective rates range from 1.76% to 1.93% at August 31, 2002) and the remaining $70 million is a term note with interest at a variable cost of LIBOR plus 38 basis points (current effective rate is 2.195% at August 31, 2002). The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations.
At August 31, 2002, the Company had approximately $356 million outstanding under the asset backed securitized financing program and had a maximum additional amount available of approximately $1.0 million, based on borrowing base computations as provided by the agreement.

The Company also has a $75 million revolving credit facility that matures in November of 2002. Additional terms of the agreement allow two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 4.563% to 5.25% at August 31, 2002). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends and loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At August 31, 2002 the Company had $71.4 million outstanding under the agreement and had a maximum additional amount available of approximately $3.6 million based on borrowing base computations as provided by the agreement.

The Company has a credit agreement whereby the Company may borrow up to $3.9 million, with a declining balance provision, on a revolving line of credit through April 2022. This credit agreement is used to finance the Company's new corporate headquarters at a fixed interest rate of 5.74% for five years. The Company had $3.8 million outstanding under the credit agreement at August 31, 2002. The agreement also contains various restrictive financial covenants.

In February 2002, three executive officers of the Company, who are also the original founders of the Company, loaned an aggregate of $4.4 million to the Company, due on March 31, 2003. The Company makes monthly interest payments to these officers at a variable interest rate of 0.5% below the prime rate (current effective rate is 4.25% at August 31, 2002). These notes are unsecured.

In June 2002, the Company negotiated an additional credit facility with a financial institution whereby the Company has the ability to borrow up to $19.2 million effective through July 2003. Advances and repayments under this credit agreement are based on and secured by the performance of certain customer notes receivable of the Company. This agreement accrues interest based on the variable interest rates of the underlying customer notes receivables ranging from 0.5% below prime to 2.0% over prime (current effective rates range from 4.25% to 6.75%). At
August 31, 2002 the Company had $19.0 million outstanding under the agreement.

The Company maintains an interest-rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company's specific goal is to lower (where possible) the cost of its borrowed funds.

In July 2000, the Company entered into an interest rate swap agreement with an original notional amount of $30 million. The current notional amount of $22.5 million decreases by $7.5 million annually in each July 2003, 2004 and 2005. The swap is utilized to manage interest rate exposures and is designated as a cash flow hedge. The swap agreement is a variable receive/fixed pay swap which expires in July 2005 and has the effect of converting the interest rate paid on the notional amount of the Company's variable rate debt to a fixed rate of 9.78%. The differential to be paid or received on the swap agreement is recognized and accrued over the life of the agreement as other comprehensive income based on the remaining outstanding notional amount or changes in interest rates. The difference between the Company's actual variable interest expense and 9.78% on the notional amount for the next twelve months is reclassified from other comprehensive income and recognized as interest expense.

Note 4.	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding.
In computing diluted earnings per share, the dilutive effect of stock options during the periods presented increase the weighted average number of shares.

Presented below is the computation of earnings per share for the periods indicated:


                                             Three Months Ended        Six Months Ended
                                                   May 31	              August 31,
                                            ----------------------  ----------------------
                                               2002        2001        2002        2001
                                            ----------  ----------  ----------  ----------
Computation of weighted average number
   of basic shares:
Basic:
   Common shares outstanding at
     beginning of the period                 5,476,864   5,450,614   5,468,864   5,281,064
   Weighted average number of shares
     issued during the period                       97         636       6,261      87,770
                                            ----------  ----------  ----------  ----------
Weighted average shares outstanding
     (basic)                                 5,476,961   5,451,250   5,475,125   5,368,834
                                            ==========  ==========  ==========  ==========

Net income available to stockholders:       $2,501,922  $2,024,398  $4,659,371  $3,858,529
                                            ==========  ==========  ==========  ==========

Basic earnings per share:                        $0.46       $0.37       $0.85       $0.72
                                            ==========  ==========  ==========  ==========
Diluted:
   Common shares outstanding at
     beginning of the period                 5,476,864   5,450,614   5,468,864   5,281,064
   Weighted average number of shares
     issued during the period                       97         636       6,261      87,770
   Weighted average of potential dilutive
     shares computed using the treasury
     stock method using the average market
     price during the period:
           Options (1)                          24,614      52,891      32,291     119,026
                                            ----------  ----------  ----------  ----------
Weighted average shares outstanding
     (diluted)                               5,501,575   5,504,141   5,507,416   5,487,860
                                            ==========  ==========  ==========  ==========

Net income available to stockholders:       $2,501,922  $2,024,398  $4,659,371  $3,858,529
                                            ==========  ==========  ==========  ==========

Diluted earnings per share:                      $0.45       $0.37       $0.85       $0.70
                                            ==========  ==========  ==========  ==========
(1) Some of the stock options have been excluded because they are antidilutive.

                     AG SERVICES OF AMERICA, INC.
           	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	       FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three and six months ended August 31, 2002 and 2001. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period.

                                               	     Percentage          Percentage
	                                            of Net Revenues     of Net Revenues
                                                 ------------------  ------------------
                                                 Three Months Ended   Six Months Ended
                                                      August 31,          August 31
                                                 ------------------  ------------------
                                                   2002      2001      2002      2001
                                                 --------  --------  --------  --------
Net Revenues:
 Farm inputs                                        93.9%     92.1%     95.7%     94.5%
 Financing income                                    6.1%      7.9%      4.3%      5.5%
                                                 --------  --------  --------  --------
                                                   100.0%    100.0%    100.0%    100.0%
                                                 --------  --------  --------  --------
Cost of Revenues:
 Farm inputs                                        89.6%     88.2%     91.6%     90.6%
 Financing expense                                   3.0%      4.1%      2.2%      2.9%
 Provision for doubtful notes                        1.9%      1.7%      1.9%      1.8%
                                                 --------  --------  --------  --------
                                                    94.5%     94.0%     95.7%     95.3%
                                                 --------  --------  --------  --------
Income before operating expenses
      and income taxes                               5.5%      6.0%      4.3%      4.7%

Operating expenses     	                             2.7%      2.9%      2.2%      2.4%
                                                 --------  --------  --------  --------

Income before income taxes                           2.8%      3.1%      2.1%      2.3%

Federal and state income taxes                       1.1%      1.3%      0.8%      0.9%
                                                 --------  --------  --------  --------

Net income                                           1.7%      1.8%      1.3%      1.4%
                                                 ========  ========  ========  ========


Net Revenues:

Net revenues increased $38 million or 35% during the three months ended August 31, 2002, compared with the three months ended August 31, 2001. Net revenues increased $86 million or 31% during the six months ended August 31, 2002, compared with the six months ended August 31, 2001. The increase in net revenues was primarily the result of strong demand for the Company's AgriFlex Credit(R) Financing Program and an excellent spring planting season in its primary market area. Financing income as a percentage of net revenues decreased to 6.1% and 4.3% for the three and six months ended August 31, 2002, respectively, from 7.9% and 5.5% for the same periods of the previous year. The decrease in financing margin was primarily the result of a decrease in the prime lending rate by approximately 200 and 254 basis points, over the three and six months ended August 31, 2002 as compared to the same period one year ago.

Revenues primarily consist of farm inputs, including seed, fertilizer, agricultural chemicals, other services (which includes crop insurance commissions, fees charged to customers and other income) and other farm inputs including cash advances for land rental, fuel, irrigation, product application fees and other farm related expenses. Typically, the Company does not realize any farm input margin on "other farm inputs" revenue. The Company has decided to prospectively change its revenue recognition policy effective the fourth quarter of Fiscal 2003
(see Note 1). Farm input revenue for the three and six months ended August 31, 2002 and 2001 are summarized below.

Three Months Ended                     August 31, 2002    August 31, 2001
                                       ----------------  ----------------
Farm input revenue
Input only program                      $13,051    9.4%     $4,510   4.4%
Seeds                                    22,140   15.9%     13,352  13.2%
Chemicals                                30,841   22.1%     24,056  23.7%
Fertilizer                               17,019   12.2%     13,949  13.7%
Other farm inputs
  (cash rents, irrigation,etc.)          55,831   40.1%     45,529  44.8%
Other services (insurance, fees, etc.)      515    0.3%        204   0.2%
                                      -----------------  ----------------
   Total farm input revenue            $139,397  100.0%   $101,600 100.0%
                                      =================  ================


Six Months Ended                       August 31, 2002    August 31, 2001
                                       ----------------  ----------------
Farm input revenue
Input only program                      $27,118    7.9%     $9,722   3.7%
Seeds                                   $44,912   13.0%    $30,048  11.6%
Chemicals                               $50,053   14.5%    $39,140  15.1%
Fertilizer                              $40,835   11.8%    $34,502  13.3%
Other farm inputs
  (cash rents, irrigation,etc.)        $179,170   51.9%   $143,972  55.5%
Other services (insurance, fees, etc.)   $3,000    0.9%     $2,117   0.8%
                                      -----------------  ----------------
   Total farm input revenue            $345,088  100.0%   $259,501 100.0%
                                      =================  ================

Cost of Revenues

The total cost of revenues increased slightly to 94.5% and 95.7% for the three and six months ended August 31, 2002, as compared to 94.0% and 95.3% for the three and six months ended August 31, 2001. The gross margin on the sale of farm inputs as a percentage of net revenues increased slightly to 4.3% and 4.1% for the three and six months ended August 31, 2002, respectively, compared to 3.9% for the three and six months ended August 31, 2001. Gross margin on financing income decreased to 3.1% and 2.1% of net revenues for the three and six months ended August 31, 2002, from 3.8% and 2.6% for the three and six months ended August 31, 2001. This decrease in margin was primarily the result of a reduction in the prime lending rate of 200 and 254 basis points for the three and six months ended August 31, 2002 as compared to a year ago. The provision for doubtful notes remained relatively constant at 1.9% of net revenues for the three and six months ended
August 31, 2002 as compared to 1.7% and 1.8% of net revenues for the three and six months ended August 31, 2001.

Operating Expenses

Operating expenses decreased, as a result of management's efforts to control costs, to 2.7% and 2.2% of net revenues for the three and six months ended August 31, 2002, as compared to 2.9% and 2.4% for the three and six months ended August 31, 2001. The increase in the dollar amount of operating expenses is attributed to the Company's growth. Payroll and payroll related expenses increased to $2.8 and $5.4 million for the three and six months ended August 31, 2002 from $2.1 and $4.4 million for the three and six months ended
August 31, 2001.

Net Income

Net income increased 23.6% to $2.5 million for the three months ended August 31, 2002 from $2.0 million for the three months ended
August 31, 2001 and increased 20.8% to $4.7 million for the six months ended August 31, 2002 from $3.9 million for the six months ended
August 31, 2001. The increase in net income is primarily attributable to the increase in volume of the Company's AgriFlex Credit(R) program and an excellent spring planting season as mentioned above.

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

Inflation

The Company does not believe the Company's net revenues and net income were significantly impacted by inflation or changing prices in Fiscal 2002 or the first six months of Fiscal 2003.

Seasonality

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following tables show the Company's quarterly net revenues and net income for Fiscal 2002 and the first two quarters of Fiscal 2003. This information is derived from unaudited consolidated financial statements, which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.


               		          Fiscal 2003 Quarter Ended
                      May 31      August 31    November 30   February 28
                   -----------   -----------   -----------   -----------
                                   (Dollars in thousands)
Net revenues          $212,007      $148,484

Net income              $2,157        $2,502


                                  Fiscal 2002 Quarter Ended
                      May 31      August 31    November 30   February 28
                   -----------   -----------   -----------   -----------
                                   (Dollars in thousands)
Net revenues          $164,160      $110,310       $25,104       $87,782

Net income              $1,834        $2,025        $1,297          $320


Liquidity and Capital Resources

At August 31, 2002 the Company had working capital of $19.0 million, a decrease of $39.0 million over a year ago and a decrease of $.1 million since February 28, 2002. The decrease in working capital was due to the restructuring of the Company's debt as the Company's current securitized financing program and revolving credit line are set to expire in November 2002. As a result of the expiration of these credit facilities within the next twelve months, all debts associated with these facilities are classified as current liabilities on the Company's balance sheet. The Company is presently considering several financing alternatives and expects to replace these facilities by November. Once the new financing program is in place, working capital will return to a more normalized, historical amount.

The components of this net decrease, since February 28, 2002, were
(i) $1.0 million increase resulting from operating activities, consisting of approximately $4.7 million in net income, $0.3 million in depreciation, $1.0 million in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately $1.1 million related to the acquisition of equipment and furniture and (iii) net proceeds of $0.1 million from the issuance of common stock upon exercise of options.

The Company has an asset backed securitized financing program through November 2002, with a maximum available borrowing amount of $375 million. Under the terms of the facility, the Company sells and may continue to sell or contribute certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $305 million of the facility which incurs interest at variable rates in the commercial paper market (current effective rates range from 1.76% to 1.93% at August 31, 2002) and the remaining $70 million is a term note with interest at a variable cost of LIBOR plus 38 basis points (current effective rate is 2.195% at August 31, 2002). The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations.
At August 31, 2002, the Company had approximately $356 million outstanding under the asset backed securitized financing program and had a maximum additional amount available of approximately
$1.0 million, based on borrowing base computations as provided by the agreement.

The Company also has a $75 million revolving credit facility that matures in November of 2002. Additional terms of the agreement allow two variable interest rate alternatives based on prime or LIBOR (current effective rates range from 4.563% to 5.25% at August 31, 2002). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends and loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At August 31, 2002 the Company had $71.4 million outstanding under the agreement and had a maximum additional amount available of approximately $3.6 million based on borrowing base computations as provided by the agreement.

The Company has a credit agreement whereby the Company may borrow up to $3.9 million, with a declining balance provision, on a revolving line of credit through April 2022. This credit agreement is used to finance the Company's new corporate headquarters at a fixed interest rate of 5.74% for five years. The Company had $3.8 million outstanding under the credit agreement at August 31, 2002. The agreement also contains various restrictive financial covenants.

In February 2002, three executive officers of the Company, who are also the original founders of the Company, loaned an aggregate of $4.4 million to the Company, due on March 31, 2003. The Company makes monthly interest payments to these officers at a variable interest rate of 0.5% below the prime rate (current effective rate is 4.25% at August 31, 2002). These notes are unsecured.

In June 2002, the Company negotiated an additional credit facility with a financial institution whereby the Company has the ability to borrow up to $19.2 million effective through July 2003. Advances and repayments under this credit agreement are based on and secured by the performance of certain customer notes receivable of the Company. This agreement accrues interest based on the variable interest rates of the underlying customer notes receivables ranging from 0.5% below prime to 2.0% over prime (current effective rates range from 4.25% to 6.75%).
At August 31, 2002 the Company had $19.0 million outstanding under the agreement.

The Company maintains an interest-rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company's specific goal is to lower (where possible) the cost of its borrowed funds.

In July 2000, the Company entered into an interest rate swap agreement with an original notional amount of $30 million. The current notional amount of $22.5 million decreases by $7.5 million annually in each July 2003, 2004 and 2005. The swap is utilized to manage interest rate exposures and is designated as a cash flow hedge. The swap agreement is a variable receive/fixed pay swap which expires in July, 2005 and has the effect of converting the interest rate paid on the notional amount of the Company's variable rate debt to a fixed rate of 9.78%. The differential to be paid or received on the swap agreement is recognized and accrued over the life of the agreement as other comprehensive income based on the remaining outstanding notional amount or changes in interest rates. The difference between the Company's actual variable interest expense and 9.78% on the notional amount for the next twelve months is reclassified from other comprehensive income and recognized as interest expense.

The Company's current securitized financing program and revolving credit facility expire in November 2002. Currently the Company is negotiating extensions of its existing facilities until a replacement facility is secured. The Company is presently considering several financing alternatives and believes the options available to it will be sufficient to finance the Company and it's operations in the foreseeable future. Failure to obtain alternative financing resources would materially impair the Company's ability to finance sufficient sales of farm inputs in order to continue operations under the normal course of business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At August 31, 2002 the Company had $455 million outstanding in notes payable at an average variable interest rate of 2.77%. The Company has an interest rate swap that effectively converts $22.5 million of this variable rate debt to a fixed rate instrument. After considering the effect of this swap, the Company has floating rate debt of $428 million at a variable interest rate of 2.38%. A 10% increase in the average variable interest rate would increase interest expense by approximately 24 basis points. Assuming similar average outstanding borrowings as Fiscal 2002 of $246 million, this would increase the Company's interest expense by approximately $0.6 million.

The above sensitivity analysis is to provide information about the Company's potential market risks as they pertain to an adverse change in interest rates. The above analysis excludes the positive impact that increased interest rates would have on financing income as approximately 95% of the Company's notes receivable are variable rate notes.

ITEM 4.   CONTROLS AND PROCEDURES

Based on their most recent review, which was completed within 90 days of the filing of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure of controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported in the time periods specified in the rules of the Securities and Exchange Commission. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or other factors that could significantly affect those controls.

                      AG SERVICES OF AMERICA, INC.
                      PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on July 31, 2002. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
                                           Votes              Votes
                Director Name             in Favor           Withheld
            ----------------------    ---------------    ---------------
            Henry C. Jungling, Jr.       4,755,052           130,500
            Michael Lischin              4,879,152             6,400

In addition, a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the fiscal year ending
February 28, 2003 was approved by a vote of 5,050,153 votes in favor, 15,540 votes against and 4,401 abstaining.


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


                                  AG SERVICES OF AMERICA, INC.
                                  ----------------------------
                                         (Registrant)

                                   /s/ John T. Roth
                                  ----------------------------
                                  John T. Roth
                                  Vice President Finance
                                 (Principal Financial and Accounting Officer)

Date: October 15, 2002

                            CERTIFICATIONS

     I,  Henry C. Jungling, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Ag Services of America, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exhange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 15, 2002            /s/
                                   -----------------------
                                   Henry C. Jungling, Jr.
                                   President and Chief Executive Officer

     I, John T. Roth, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Ag Services of America, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exhange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report(the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 15, 2002             /s/
                                    -----------------------
                                    John T. Roth
                                    Vice President Finance