Form 10-Q
period 2002-11-30
AG SERVICES OF AMERICA INC
filed 2003-01-14
CIK 875354

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549

	FORM 10-Q

	(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended      November 30, 2002

	or

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

5,479,514 common shares were outstanding as of January 10, 2003.

                     	AG SERVICES OF AMERICA, INC.

                               	INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, November 30, 2002
       (unaudited) and February 28, 2002                                    1
    Unaudited consolidated condensed statements of income,
        three months and nine months ended November 30, 2002 and 2001       2
    Unaudited consolidated condensed statements of cash flows,
        nine months ended November 30, 2002 and 2001                        3
    Unaudited consolidated statement of stockholders' equity,
        nine months ended November 30, 2002                                 4
    Notes to consolidated condensed financial statements
        (unaudited)                                                        5-10

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations                         11-17

  Item 3.  Quantitative and qualitative disclosures
    about market risk                                                       17

  Item 4.  Controls and procedures                                          17

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and reports on form 8-K:                                18

    Certifications                                                        19-22

    (a)  Exhibits
         (10.32) Amendment No. 7 To Master Trust Indenture
                    and Security Agreement                                23-37
         (10.33) Amendment No. 8 To Master Trust Indenture
                    and Security Agreement                                38-43
         (10.34) Amended and Restated Credit Agreement                    44-128


                   PART I.  FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                    AG SERVICES OF AMERICA, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in thousands)


                                                November 30, February 28
   ASSETS                                          2002         2002*
                                                (Unaudited)
                                                 ---------- ----------
CURRENT ASSETS
   Cash                                              $2,646        $42
   Customer notes receivable, less allowance
      for doubtful notes and reserve for
      discounts November 30, 2002 $19,141;
      February 28, 2002 $10,521                     355,052    202,981
   Inventory and other assets                           546      3,466
   Foreclosed assets held for sale                    2,514      2,314
   Prepaid income taxes                                   -        735
   Deferred income taxes, net                         7,226      4,030
                                                 ---------- ----------
                   Total current assets            $367,984   $213,568
                                                 ---------- ----------

LONG-TERM RECEIVABLES AND OTHER ASSETS
   Customer notes receivable, less allowance
      for doubtful notes November 30, 2002 $5,425;
      February 28, 2002 $4,079;                     $68,054    $51,166
   Loan origination fees, less accumulated
      amortization November 30, 2002 $1,707;
      February 28, 2002 $513;                           100        598
   Deferred income taxes, net                         2,676      2,335
                                                 ---------- ----------
                                                    $70,830    $54,099
                                                 ---------- ----------
PROPERTY AND EQUIPMENT
   Land and building, less accumulated
      depreciation November 30, 2002 $102;
      February 28, 2002 None                         $5,420     $5,316
   Equipment, less accumulated depreciation
      November 30, 2002 $2,004; February 28, 2002
      $1,675                                          1,460        818
                                                 ---------- ----------
                                                     $6,880     $6,134
                                                 ---------- ----------
                                                   $445,694   $273,801
                                                 ========== ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, including current maturities     $353,272   $179,736
   Outstanding checks in excess of
      bank balances                                       -     10,723
   Accounts payable                                   3,747      1,738
   Accrued expenses                                   3,813      2,233
   Income taxes payable                               3,447          -
                                                ----------- ----------
                   Total current liabilities       $364,279   $194,430
                                                ----------- ----------

LONG-TERM LIABILITIES
   Notes payable, less current maturities            $3,746     $7,904
                                                ----------- ----------
STOCKHOLDERS' EQUITY
   Capital stock                                    $24,477    $24,396
   Retained earnings                                 54,494     48,481
   Accumulated other comprehensive income (loss)     (1,302)    (1,410)
                                                ----------- ----------
                                                    $77,669    $71,467
                                                ----------- ----------
                                                   $445,694   $273,801
                                                =========== ==========
*Condensed from Audited Financial Statements.

See Notes to Consolidated Financial Statements.

                     AG SERVICES OF AMERICA, INC.
         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
     Three Months and Nine Months Ended November 30, 2002 and 2001
           (Dollars in Thousands, Except Per Share Amounts)

                                               Three Months Ended      Nine Months Ended
                                                   November 30,            November 30,
                                             ----------------------  ----------------------
                                                2002        2001        2002        2001
                                             ----------  ----------  ----------  ----------

Net revenues:
   Farm inputs                                  $21,744     $17,656    $366,832    $277,156
   Financing income                               8,874       7,448      24,277      22,417
                                             ----------  ----------  ----------  ----------
                                                $30,618     $25,104    $391,109    $299,573
                                             ----------  ----------  ----------  ----------
Cost of revenues:
   Farm inputs                                  $19,600     $15,816    $349,948    $264,497
   Financing expense                              4,419       3,741      12,268      11,648
   Provision for doubtful notes                     711         484       7,616       5,435
                                             ----------  ----------  ----------  ----------
                                                $24,730     $20,041    $369,832    $281,580
                                             ----------  ----------  ----------  ----------
      Income before operating
         expenses and income taxes               $5,888      $5,063     $21,277     $17,993

Operating expenses                                3,694       3,078      11,508       9,601
                                             ----------  ----------  ----------  ----------
      Income before income taxes                 $2,194      $1,985      $9,769      $8,392

Income taxes                                        840         688       3,756       3,237
                                             ----------  ----------  ----------  ----------
      Net income                                 $1,354      $1,297      $6,013      $5,155
                                             ==========  ==========  ==========  ==========

Earnings per share:
   Basic                                          $0.25       $0.24       $1.10       $0.95
                                             ==========  ==========  ==========  ==========
   Diluted                                        $0.25       $0.24       $1.09       $0.94
                                             ==========  ==========  ==========  ==========
Weighted average shares:
   Basic                                      5,479,514   5,458,490   5,476,577   5,398,336
                                             ==========  ==========  ==========  ==========
   Diluted                                    5,489,903   5,487,455   5,502,488   5,487,956
                                             ==========  ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

                      AG SERVICES OF AMERICA, INC.
         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              Nine Months Ended November 30, 2002 and 2001
                       (Dollars in Thousands)

                                                    2002       2001
                                                 ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $6,013     $5,155
   Adjustments to reconcile net income to
      net cash (used in) operating activities:
      Depreciation                                      507        498
      Amortization                                    1,194        306
      Deferred income taxes                          (3,597)         -
      (Increase) in customer notes receivable      (168,959)  (103,674)
      Changes in assets and liabilities              10,691     15,675
                                                 ---------- ----------
      Net cash (used in) operating activities     ($154,151)  ($82,040)
                                                 ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Purchases) of building and
      equipment,net                                 ($1,254)   ($2,989)
   (Purchases) of foreclosed assets
      held for sale, net                               (200)    (1,442)
                                                 ---------- ----------
      Net cash (used in) investing activities       ($1,454)   ($4,431)
                                                 ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                        $366,253   $302,556
   Principal payments on borrowings                (196,706)  (205,324)
   (Decrease) in excess of outstanding
     checks over bank balances                      (10,723)    (3,934)
   (Increase) in loan origination fees                 (696)       (76)
   Proceeds from issuance of capital stock,
      net                                                81        685
                                                 ---------- ----------
      Net cash provided by financing
         activities                                $158,209    $93,907
                                                 ---------- ----------

          Increase in cash                           $2,604     $7,436

CASH
   Beginning                                             42         61
                                                 ---------- ----------
   Ending                                            $2,646     $7,497
                                                 ========== ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                      $10,422    $10,371
      Income taxes                                   $3,171     $4,342


See Notes to Consolidated Financial Statements


                    AG SERVICES OF AMERICA, INC.
       UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Nine Months Ended November 30, 2002
                       (Dollars in thousands)
                                 Capital Stock
                           --------------------------
                                                                      Accumulated
                                                                         Other
                              Shares                     Retained    Comprehensive               Comprehensive
                              Issued        Amount       Earnings    Income (Loss)     Total        Income
                           ------------  ------------  ------------  ------------  ------------  ------------
Balance,
  February 28, 2002           5,468,864       $24,396       $48,481       ($1,410)      $71,467
  Comprehensive income:
    Net income                        -             -         6,013             -         6,013        $6,013
    Other comprehensive
      income, net of tax              -             -             -           108           108           108
                                                                                                 ------------
  Total comprehensive income                                                                           $6,121
                                                                                                 ============
  Issuance of capital stock
      upon the exercise
      of options                 10,550            80             -             -            80
  Issuance of captial stock
      under the stock
      purchase plan                 100             1             -             -             1
                           ------------  ------------  ------------  ------------  ------------
Balance, November 30, 2002    5,479,514       $24,477       $54,494       ($1,302)      $77,669
                           ============  ============  ============  ============  ============

See Notes to Consolidated Financial Statements

                     	AG SERVICES OF AMERICA, INC.
         	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            	(UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 2002 ("Fiscal 2002"). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the nine month period ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003 ("Fiscal 2003").

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

Revenue Recognition

The Company has decided that effective the fourth quarter of the current fiscal year, the Company will present revenues associated with the cash advances for fuel, irrigation, land rents and other farm inputs and revenues associated with the input only program on a net reporting basis in contrast to the current gross reporting basis. The input only program is a financing program provided by the Company for various suppliers and manufacturers. The Company has decided to report its revenue in this manner because it believes this will be a preferable presentation under current generally accepted accounting principles. This presentation would have the impact of reducing farm input revenues and cost of farm input revenues for the nine month periods ended November 30, 2002 and 2001 by approximately $217 million and $162 million, respectively. For the three months ended November 30, 2002 and 2001 the impact would have reduced farm input revenues and cost of farm input revenues by approximately $12 million and $9 million, respectively. This presentation will have no impact on future or past earnings of the Company.

Note 2.  Financing Agreements

The availability of lines of credit is essential to the Company's operations. As of January 14, 2003, the Company has not yet arranged for financing for 2003 crop year loans in an amount sufficient to allow the Company to meet expected demand. The Company's total projected financing needs are approximately $425 million for the 2003 crop year. Financing is currently in place for $100 million and the Company continues to pursue other alternatives for the remaining needs. Additionally, the Company's existing securitized financing program and $75 million revolving credit facility (which finance 2002 crop loans and can not be used to fund 2003 crop year loans) expire in June 2003 and March 31, 2003, respectively. The
Company has a short period of time in which to arrange the required financing because the timing of loan commitments to its customers takes place largely in January through April of each year. There can be no assurance the Company will be successful in securing financing and, if financing is secured, it may be on terms less favorable than current terms.

The Company is taking action in order to secure financing. As described in Note 3, the Company has entered into a letter of intent with American Securities Capital Partners, L.P. (ASCP) whereby ASCP has agreed to inject up to $70 million in capital in the Company, of which $35 million would be immediately available. The Company believes this transaction will assist in arranging for the needed financing. However, the letter of intent is not binding (see Note 3) and finalization of this transaction is not assured.

In the event the ASCP transaction does not close and alternative financing cannot be arranged, the Company may be left with limited options. Failure to obtain adequate 2003 crop year financing would materially impair the Company's ability to finance sufficient sales of farm inputs in order to continue operations under the normal course of business and would have a material adverse impact upon the Company.

Note 3.  Anticipated Equity Infusion

The Company signed a letter of intent during November 2002 with ASCP, a New York private-equity investment firm, under which ASCP has agreed to invest up to $70 million in Ag Services in exchange for preferred stock. The letter of intent contemplates that ASCP will contribute up to $70 million in three annual installments; the first payment of $35 million is subject, among other things, to satisfactory completion of due diligence, Ag Services arranging for long-term financing and shareholder approval. The second and third payments are conditional upon Ag Services achieving certain economic thresholds. ASCP will have voting control of Ag Services after the initial funding.

The parties are presently conducting due diligence, negotiating final terms and documentation. If the transaction is consummated, current shareholders will incur dilution. There can be no assurance at this time that this investment will be consummated. The Company is considering various alternatives in the event the transaction is not completed.

Note 4.  Pledged Assets and Related Debt

During November 2002, the Company negotiated amendments to its Commercial Paper credit facility and $75 million revolving line of credit. The Commercial Paper facility was amended to extend its due date to June 2003. This facility does not allow for the financing of 2003 Crop Year receivables. The Company's $75 million revolving line of credit was amended to extend its due date to March 31, 2003. This facility also does not allow for the financing of 2003 Crop Year receivables.

The Company has an asset backed securitized financing program through June 2003, with a maximum available borrowing amount of $262 million.
Under the agreement, as amended, the maximum available borrowing amount declines at each month end as follows: December 2002, $175 million;
January 2003, $118 million, February 2003, $77 million; March 2003,
$47 million; April 2003, $29 million; and May 2003, $5 million). Under the terms of the facility, the Company sells or contributes certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $205 million of the facility which incurs interest at variable rates in the commercial paper market (current effective rates range from 1.36% to 1.62% at November 30, 2002) and the remaining $57 million is a term note with interest at a variable cost of LIBOR plus 50 basis points (current effective rate is 2.07% at November 30, 2002). The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At November 30, 2002, the Company had approximately $257 million outstanding under the asset backed securitized financing program and had a maximum additional amount available of approximately $3.5 million, based on borrowing base computations as provided by the agreement.

As previously described, the Company also has a $75 million revolving credit facility that matures March 31, 2003. Additional terms of the agreement allow a variable interest rate based on prime (current effective rate is 7.25% at November 30, 2002). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends and loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At November 30, 2002 the Company had $75.0 million outstanding under the agreement.

Subsequent to the end of the quarter, the Company negotiated a $100 million revolving line of credit for the 2003 crop year that expires in November 2003. The agreement allows a variable interest rate based on LIBOR or prime and contains restrictions similar to the $75 million facility.

The Company has a credit agreement whereby the Company may borrow up to $3.9 million, with a declining balance provision, on a revolving line of credit through April 2022. This credit agreement is used to finance the Company's corporate headquarters at a fixed interest rate of 5.74% through November, 2006. The Company had $3.8 million outstanding under the credit agreement at November 30, 2002. The agreement also contains various restrictive financial covenants.

In February 2002, three executive officers of the Company, who are also the original founders of the Company, loaned an aggregate of $4.4 million to the Company, due on March 31, 2003. The Company makes monthly interest payments to these officers at a variable interest rate of 0.5% below the prime rate (current effective rate is 3.75% at November 30, 2002). These notes are unsecured.

In June 2002, the Company negotiated a credit facility with a financial institution whereby the Company has the ability to borrow up to $19.2 million effective through July 2003. Advances and repayments under this credit agreement are based on and secured by the performance of certain customer notes receivable of the Company. This agreement accrues interest based on the variable interest rates of the underlying customer notes receivables ranging from 0.5% below prime to 2.0% over prime (current effective rates range from 3.75% to 6.25%). At November 30, 2002 the Company had $15.1 million outstanding under the agreement.

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

Note 5.  Commitments and Contingencies

Commitments:

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying consolidated condensed financial statements. These include various commitments to extend credit to customers. At November 30, 2002 and February 28, 2002 the Company had approximately $12 million and $153 million, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

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

Note 6.  Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the dilutive effect of stock options during the periods presented increase the weighted average number of shares.

Presented below is the computation of earnings per share for the periods indicated:



                                             Three Months Ended       Nine Months Ended
                                                November 30	             November 30,
                                            ----------------------  ----------------------
                                               2002        2001        2002        2001
                                            ----------  ----------  ----------  ----------
Computation of weighted average number
   of basic shares:
Basic:
   Common shares outstanding at
     beginning of the period                 5,479,514   5,451,864   5,468,864   5,281,064
   Weighted average number of shares
     issued during the period                        0       6,626       7,713     117,272
                                            ----------  ----------  ----------  ----------
Weighted average shares outstanding
     (basic)                                 5,479,514   5,458,490   5,476,577   5,398,336
                                            ==========  ==========  ==========  ==========

Net income available to stockholders:       $1,353,824  $1,296,761  $6,013,195  $5,155,290
                                            ==========  ==========  ==========  ==========

Basic earnings per share:                        $0.25       $0.24       $1.10       $0.95
                                            ==========  ==========  ==========  ==========
Diluted:
   Common shares outstanding at
     beginning of the period                 5,479,514   5,451,864   5,468,864   5,281,064
   Weighted average number of shares
     issued during the period                        0       6,626       7,713     117,272
   Weighted average of potential dilutive
     shares computed using the treasury
     stock method using the average market
     price during the period:
           Options (1)                          10,389      28,965      25,911      89,620
                                            ----------  ----------  ----------  ----------
Weighted average shares outstanding
     (diluted)                               5,489,903   5,487,455   5,502,488   5,487,956
                                            ==========  ==========  ==========  ==========

Net income available to stockholders:       $1,353,824  $1,296,761  $6,013,195  $5,155,290
                                            ==========  ==========  ==========  ==========

Diluted earnings per share:                      $0.25       $0.24       $1.09       $0.94
                                            ==========  ==========  ==========  ==========
(1) Some of the stock options have been excluded because they are antidilutive.

                     AG SERVICES OF AMERICA, INC.
           	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	       FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three and nine months ended November 30, 2002 and 2001.
In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included.
The operating results for any period are not necessarily indicative of results for any future period.

                                               	     Percentage          Percentage
	                                            of Net Revenues     of Net Revenues
                                                 ------------------  ------------------
                                                 Three Months Ended  Nine Months Ended
                                                     November 30,       November 30
                                                 ------------------  ------------------
                                                   2002      2001      2002      2001
                                                 --------  --------  --------  --------
Net Revenues:
 Farm inputs                                        71.0%     70.3%     93.8%     92.5%
 Financing income                                   29.0%     29.7%      6.2%      7.5%
                                                 --------  --------  --------  --------
                                                   100.0%    100.0%    100.0%    100.0%
                                                 --------  --------  --------  --------
Cost of Revenues:
 Farm inputs                                        64.0%     63.0%     89.5%     88.3%
 Financing expense                                  14.4%     14.9%      3.1%      3.9%
 Provision for doubtful notes                        2.3%      1.9%      1.9%      1.8%
                                                 --------  --------  --------  --------
                                                    80.7%     79.8%     94.5%     94.0%
                                                 --------  --------  --------  --------
Income before operating expenses
      and income taxes                              19.3%     20.2%      5.5%      6.0%

Operating expenses     	                            12.1%     12.3%      2.9%      3.2%
                                                 --------  --------  --------  --------

Income before income taxes                           7.2%      7.9%      2.6%      2.8%

Federal and state income taxes                       2.8%      2.7%      1.1%      1.1%
                                                 --------  --------  --------  --------

Net income                                           4.4%      5.2%      1.5%      1.7%
                                                 ========  ========  ========  ========


Net Revenues

Net revenues increased $6 million or 22% during the three months ended November 30, 2002, compared with the three months ended November 30, 2001. Net revenues increased $92 million or 31% during the nine months ended November 30, 2002, compared with the nine months ended November 30, 2001. The increase in net revenues was primarily the result of strong demand for the Company's AgriFlex Credit(R) Financing Program and an excellent spring planting season in its primary market area. Financing income as a percentage of net revenues decreased to 29.0% and 6.2% for the three and nine months ended November 30, 2002, respectively, from 29.7% and 7.5% for the same periods of the previous year. The decrease in financing margin was primarily the result of a decrease in the prime lending rate by approximately 100 and 200 basis points, over the three and nine months ended November 30, 2002 as compared to the same period one year ago.

Revenues primarily consist of farm inputs, including seed, fertilizer, agricultural chemicals, other services (which includes crop insurance commissions, fees charged to customers and other income) and other farm inputs including cash advances for land rental, fuel, irrigation, product application fees and other farm related expenses. Typically, the Company does not realize any farm input margin on "other farm inputs" revenue. The Company has decided to prospectively change its revenue recognition policy effective the fourth quarter of Fiscal 2003 (see Note 1). Farm input revenue for the three and nine months ended November 30, 2002 and 2001 are summarized below.

Three Months Ended                     November 30, 2002 November 30, 2001
                                        ----------------  ----------------
Farm input revenue (Dollars in thousands)
Input only program                         $647    3.0%        $76   0.4%
Seeds                                     2,042    9.4%      2,254  12.8%
Chemicals                                 4,372   20.1%      4,027  22.8%
Fertilizer                                1,675    7.7%      1,172   6.6%
Other farm inputs
  (cash rents, irrigation,etc.)          11,523   53.0%      8,622  48.8%
Other services (insurance, fees, etc.)    1,485    6.8%      1,505   8.6%
                                      -----------------  ----------------
   Total farm input revenue             $21,744  100.0%    $17,656 100.0%
                                      =================  ================


Nine Months Ended                      November 30, 2002 November 30, 2001
                                        ----------------  ----------------
Farm input revenue (Dollars in thousands)
Input only program                      $27,765    7.6%     $9,797   3.5%
Seeds                                   $46,955   12.8%    $32,302  11.6%
Chemicals                               $54,425   14.8%    $43,167  15.6%
Fertilizer                              $42,510   11.6%    $35,674  12.9%
Other farm inputs
  (cash rents, irrigation,etc.)        $190,693   52.0%   $152,595  55.1%
Other services (insurance, fees, etc.)   $4,484    1.2%     $3,621   1.3%
                                      -----------------  ----------------
   Total farm input revenue            $366,832  100.0%   $277,156 100.0%
                                      =================  ================

Cost of Revenues

The total cost of revenues increased slightly to 80.7% and 94.5% for the three and nine months ended November 30, 2002, as compared to 79.8% and 94.0% for the three and nine months ended November 30, 2001. The gross margin on the sale of farm inputs as a percentage of net revenues decreased slightly to 9.9% for the three months ended November 30, 2002 compared to 10.4% for the three months ended November 30, 2001 and remained constant at 4.3% for the nine months ended November 30, 2002 and 2001. Gross margin on financing income decreased to 3.1% and 14.5% of net revenues for the three and nine months ended November 30, 2002, from 3.6% and 14.8% for the three and nine months ended November 30, 2001. This decrease in financing margin was primarily the result of a reduction in the prime lending rate of 100 and 200 basis points for the three and nine months ended November 30, 2002 as compared to a year ago. The provision for doubtful notes increased slightly to 2.3% of net revenues for the three months ended November 30, 2002 as compared to 1.9% for the three months ended November 30, 2001 and remained relatively constant at 1.9% and 1.8% of net revenues, respectively, for the nine months ended November 30, 2002 and 2001.

Operating Expenses

Operating expenses decreased, as a result of management's efforts to control costs, to 12.1% and 2.9% of net revenues for the three and nine months ended November 30, 2002, as compared to 12.3% and 3.2% for the three and nine months ended November 30, 2001. The increase in the dollar amount of operating expenses is attributed to the Company's growth. Payroll and payroll related expenses increased to $2.6 and $8.1 million for the three and nine months ended November 30, 2002 from $2.2 and $6.6 million for the three and nine months ended November 30, 2001.

Net Income

Net income increased 4.4% to $1.4 million for the three months ended November 30, 2002 from $1.3 million for the three months ended
November 30, 2001 and increased 16.6% to $6.0 million for the nine months ended November 30, 2002 from $5.2 million for the nine months ended November 30, 2001. The increase in net income is primarily attributable to the increase in volume of the Company's AgriFlex Credit(R) program.

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

Inflation

The Company does not believe the Company's net revenues and net income were significantly impacted by inflation or changing prices in Fiscal 2002 or the first nine months of Fiscal 2003.

Seasonality

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following tables show the Company's quarterly net revenues and net income for Fiscal 2002 and the first three quarters of Fiscal 2003. This information is derived from unaudited consolidated financial statements, which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.


               		          Fiscal 2003 Quarter Ended
                      May 31      August 31    November 30   February 28
                   -----------   -----------   -----------   -----------
                                   (Dollars in thousands)
Net revenues          $212,007      $148,484       $30,618

Net income              $2,157        $2,502        $1,354


                                  Fiscal 2002 Quarter Ended
                      May 31      August 31    November 30   February 28
                   -----------   -----------   -----------   -----------
                                   (Dollars in thousands)
Net revenues          $164,160      $110,310       $25,104       $87,782

Net income              $1,834        $2,025        $1,297          $320


Liquidity and Capital Resources

The availability of lines of credit is essential to the Company's operations. As of January 14, 2003, the Company has not yet arranged for financing for 2003 crop year loans in an amount sufficient to allow the Company to meet expected demand. The Company's total projected financing needs are approximately $425 million for the 2003 crop year. Financing is currently in place for $100 million and the Company continues to pursue other alternatives for the remaining needs. Additionally, the Company's existing securitized financing program and $75 million revolving credit facility (which finance 2002 crop loans and can not be used to fund 2003 crop year loans) expire in June 2003 and March 31, 2003, respectively. The Company has a short period of time in which to arrange the required financing because the time of loan commitments to its customers takes place largely in January through April of each year. There can be no assurance the Company will be successful in securing financing and, if financing is secured, it may be on terms less favorable than current terms.

The Company is taking action in order to secure financing. As described in Note 3, the Company has entered into a letter of intent with American Securities Capital Partners, L.P. (ASCP) whereby ASCP has agreed to inject up to $70 million in capital in the Company, of which $35 million would be immediately available. ASCP will have voting control of Ag Services after the initial funding. The Company believes this transaction will assist in arranging for the needed financing. However, the letter of intent is not binding (see Note 3) and finalization of this transaction is not assured.

In the event the ASCP transaction does not close and alternative financing cannot be arranged, the Company may be left with limited options. Failure to obtain adequate 2003 crop year financing would materially impair the Company's ability to finance sufficient sales of farm inputs in order to continue operations under the normal course of business and would have a material adverse impact upon the Company.

The parties are presently conducting due diligence, negotiating final terms and documentation. If the transaction is consummated, current shareholders will incur dilution. There can be no assurance at this time that this investment will be consummated. The Company is considering various alternatives in the event the transaction is not completed.

At November 30, 2002 the Company had working capital of $3.7 million, a decrease of $50.1 million over a year ago and a decrease of $15.4 million since February 28, 2002. The decrease in working capital was due to the restructuring of the Company's debt as the Company's current securitized financing program and revolving $75 million credit line expire June 2003 and March 31, 2003, respectively. As a result of the expiration of these credit facilities within the next twelve months, all debts associated with these facilities are classified as current liabilities on the Company's balance sheet. The Company is presently considering several financing alternatives. Assuming the new financing program is in place, working capital is expected to return to a more normalized, historical amount.

The components of this net decrease, since February 28, 2002, were
(i) $15.4 million decrease resulting from operating activities, consisting of approximately $6.0 million in net income, $0.5 million in depreciation, $1.2 million in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately
$1.3 million related to the acquisition of equipment and furniture and offset by (iii) net proceeds of $0.1 million from the issuance of common stock upon exercise of options.

During November 2002, the Company negotiated amendments to its Commercial Paper credit facility and $75 million revolving line of credit. The Commercial Paper facility was amended to extend its due date to June 2003. This facility does not allow for the financing of 2003 Crop Year receivables. The Company's $75 million revolving line of credit was amended to extend its due date to March 31, 2003. This facility also does not allow for the financing of 2003 Crop Year receivables.

The Company has an asset backed securitized financing program through June 2003, with a maximum available borrowing amount of $262 million.
Under the agreement, as amended, the maximum available borrowing amount declined at each month end as follows: December 2002, $175 million;
January 2003, $118 million, February 2003, $77 million; March 2003,
$47 million; April 2003, $29 million; and May 2003, 5 million). Under the terms of the facility, the Company sells or contributes certain notes receivable to Ag Acceptance Corporation ("Ag Acceptance"), a wholly owned, special purpose subsidiary of the Company. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity on $205 million of the facility which incurs interest at variable rates in the commercial paper market (current effective rates range from 1.36% to 1.62% at November 30, 2002) and the remaining
$57 million is a term note with interest at a variable cost of LIBOR plus 50 basis points (current effective rate is 2.07% at November 30, 2002). The agreement contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the facility are made subject to portfolio performance, financial covenant restrictions and borrowing base calculations. At November 30, 2002, the Company had approximately $257 million outstanding under the asset backed securitized financing program and had a maximum additional amount available of approximately $3.5 million, based on borrowing base computations as provided by the agreement.

As previously described, the Company also has a $75 million revolving credit facility that matures March 31, 2003. Additional terms of the agreement allow a variable interest rate based on prime (current effective rate is 7.25% at November 30, 2002). The agreement also contains various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends and loans to stockholders, and requires the Company to maintain certain levels of equity and pretax earnings. Advances under the line of credit agreement are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. At November 30, 2002 the Company had $75.0 million outstanding under the agreement.

Subsequent to the end of the quarter, the Company negotiated a $100 million revolving line of credit for the 2003 crop year that expires in November 2003. The agreement allows a variable interest rate based on LIBOR or prime and contains restrictions similar to the $75 million facility.

The Company has a credit agreement whereby the Company may borrow up to $3.9 million, with a declining balance provision, on a revolving line of credit through April 2022. This credit agreement is used to finance the Company's corporate headquarters at a fixed interest rate of 5.74% through November, 2006. The Company had $3.8 million outstanding under the credit agreement at November 30, 2002. The agreement also contains various restrictive financial covenants.

In February 2002, three executive officers of the Company, who are also the original founders of the Company, loaned an aggregate of $4.4 million to the Company, due on March 31, 2003. The Company makes monthly interest payments to these officers at a variable interest rate of 0.5% below the prime rate (current effective rate is 3.75% at November 30, 2002).
These notes are unsecured.

In June 2002, the Company negotiated a credit facility with a financial institution whereby the Company has the ability to borrow up to $19.2 million effective through July 2003. Advances and repayments under this credit agreement are based on and secured by the performance of certain customer notes receivable of the Company. This agreement accrues interest based on the variable interest rates of the underlying customer notes receivables ranging from 0.5% below prime to 2.0% over prime (current effective rates range from 3.75% to 6.25%). At November 30, 2002 the Company had $15.1 million outstanding under the agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At November 30, 2002 the Company had $355 million outstanding in notes
payable at an average variable interest rate of 2.87%.    The Company has
an interest rate swap that effectively converts $22.5 million of this variable rate debt to a fixed rate instrument. After considering the effect of this swap, the Company has floating rate debt of $329 million at a variable interest rate of 2.36%. A 10% increase in the average variable interest rate would increase interest expense by approximately 24 basis points. Assuming similar average outstanding borrowings as Fiscal 2002 of $246 million, this would increase the Company's interest expense by approximately $0.6 million.

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

         (b) Reports on Form 8-K

             A Form 8-K was filed by the Company on November 27, 2002 disclosing Ag Services' press release regarding the signing of a letter of intent with American Securities Capital Partners, L.P. and a planned equity infusion.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AG SERVICES OF AMERICA, INC.
                                  ----------------------------
                                         (Registrant)

                                   /s/ John T. Roth
                                  ----------------------------
                                  John T. Roth
                                  Vice President Finance and Treasurer
                                 (Principal Financial and Accounting Officer)

Date: January 14, 2003

                            CERTIFICATIONS

     I,  Kevin D. Schipper, certify that:

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


Date:  January 14, 2003            /s/ Kevin D. Schipper
                                   -----------------------
                                   Kevin D. Schipper
                                   Chief Executive Officer

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


Date:  January 14, 2003             /s/ John T. Roth
                                    -----------------------
                                    John T. Roth
                                    Vice President Finance and Treasurer

                            AMENDMENT NO. 7
                                TO
              MASTER TRUST INDENTURE AND SECURITY AGREEMENT


          THIS AMENDMENT NO. 7 TO MASTER TRUST INDENTURE AND SECURITY AGREEMENT dated as of November 4, 2002 (this "Amendment") is entered into by and among AG ACCEPTANCE CORPORATION, as Issuer (the "Issuer"),
AG SERVICES OF AMERICA, INC., as Servicer (the "Servicer"),
U.S. BANK, N.A., (d/b/a FIRSTAR BANK, N.A.), as Trustee (the "Trustee"), and MBIA INSURANCE CORPORATION, as the Insurer (the "Insurer"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Indenture (as defined below and amended hereby).

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

          1.1 Section 1.01 is hereby amended to add the following defined terms in the proper alphabetical order:

     "First Extension Period" means the period commencing on November 5, 2002 through and including the earlier to occur of (i) the date on which an extension of the Scheduled Wind Down Date shall have occurred pursuant to Section 12.01(a) or (ii) December 5, 2002.

     "Scheduled Aggregate Outstanding Amount" means, with respect to any Business Day occurring on or after November 30, 2002, the amount set forth on Schedule 3.

      "Second Extension Period" means, if the Scheduled Wind Down Date shall have been extended pursuant to Section 12.01(a), the period commencing on the expiration date of the First Extension Period through and including the earlier to occur of (i) the date on which the Scheduled Wind Down Date is extended pursuant to Section 12.01(b) or (ii) January 6, 2003.

      "Target Aggregate Outstanding Amount" means, (i) with respect to any Business Day occurring prior to November 30, 2002, the Net Eligible Advance Balance on such date, and (ii) with respect to any Business Day occurring on or after November 30, 2002, the lesser of
      (a) the Scheduled Aggregate Outstanding Amount as of such date or
      (b) the Net Eligible Advance Balance as of such date.

      "Third Extension Period" means, if the Scheduled Wind Down Date shall have been extended pursuant to Section 12.01(b), the period commencing on the expiration date of the Second Extension Period through and including January 31, 2003.

          1.2 Section 1.01 is hereby amended to delete the defined terms "Cure Funds" and "Set-Aside Period" appearing therein in their entirety.

          1.3 The Indenture is hereby amended to delete clause (i)(A) from the defined term "Defaulted Loan" contained in Section 1.01 of the Indenture and to substitute the following therefor:

     (A) with respect to any Crop Loan, any such Loan with respect to which any required payment or portion thereof remains unpaid more than
     12 months past the original Due Date therefor; provided, however, that after the commencement of the Third Extension Period, any Crop Loan which would otherwise be a Remarketing Loan shall not be a Defaulted Loan for the purpose of determining whether the Advance made in respect of such Loan is an Eligible Advance if (i) no required payment or portion thereof remains unpaid more than 15 months past the original Due Date therefor and (ii) the outstanding Principal Balance of such Loan, when added to the aggregate outstanding Principal Balances of all other Remarketing Loans with respect to which any required payment or portion thereof remains unpaid more than 12 months but less than 15 months past the original Due Date therefor, does not exceed $25,000,000,

          1.4 The Indenture is hereby amended to delete clause (xi) from the defined term "Eligible Advance" contained in Section 1.01 of the Indenture and to substitute the following therefor:

     (xi) which with respect to any Crop Loan or any Seed Loan, is due in a single installment of principal and interest and is payable in full by no later than (I) the applicable Due Date in January, 2003 with respect to any such Crop Loan, or (II) the applicable Due Date in December, 2002 with respect to any such Seed Loan, and (B) with respect to any Intermediate Loan, is due in installments of principal and interest to be made not less than annually each calendar year and is payable in full by no later than the applicable Due Date in November, 2007 for the applicable Intermediate Loan; provided, however, that no Advance with respect to the Loans identified on Schedule 4 shall fail to be an Eligible Advance solely because its Due Date does not satisfy the requirements of this clause (xi).

          1.5  The defined term "Net Outstanding Amount" contained in
Section 1.01 is hereby amended to delete the phrase "Cure Funds" appearing therein and to replace therefor the word "funds".

          1.6  The defined term "Scheduled Wind Down Date" contained in
Section 1.01 is hereby deleted in its entirety and the following definition substituted therefor:

     "Scheduled Wind Down Date" means December 5, 2002, or the latest date established as the Scheduled Wind Down Date pursuant to Section 12.01 hereof.

          1.7 The defined term "Series Allocation Percentage" contained in Section 1.01 is hereby deleted in its entirety and the following definition substituted therefor:

     "Series Allocation Percentage" means, with respect to each Series,

     (a) on any Business Day prior to the Wind Down Date:

          (i) if such Series is not in the Amortization Period, a fraction (expressed as a percentage), (x) the numerator of which equals the Net Outstanding Amount of all Notes of such Series as of such Business Day and (y) the denominator of which equals the Net Outstanding Amount of all Series as of such Business Day;

          (ii) if such Series is in the Amortization Period, a fraction (expressed as a percentage) (x) the numerator of which equals the Net Outstanding Amount of all Notes of such Series, as of the applicable Amortization Date, and (y) the denominator of which equals the Net Outstanding Amount of all Series in their respective Amortization Periods as of the applicable Amortization Date for each such Series; and

     (b) on any Business Day after the Wind Down Date, a fraction (expressed as a percentage)(i) the numerator of which equals the sum of the Net Outstanding Amount of all Notes of such Series as of the Wind Down
     Date and (ii) the denominator of which equals the Net Outstanding Amount of all outstanding Series of Notes as of the Wind Down Date.

          1.8 Section 2.05 of the Indenture is amended to add the following clause (v) at the end thereof:

     (v) Notwithstanding any contrary provision of this Indenture, the Issuer shall promptly reconvey to the Originator any Advances acquired pursuant to the Purchase and Contribution Agreement to the extent that such Advances do not satisfy the requirements of clause (xi) of the definition of Eligible Advances.

          1.9 Section 2.06 of the Indenture is amended to add the following clause (r) at the end thereof:

     (r) Until the earlier to occur of (i) the commencement of the Third Extension Period, and (ii) the date on which the entire Outstanding Principal Balance of all Outstanding Notes have been reduced to zero and all other Secured Obligations, costs, fees, expenses and other amounts owing by the Issuer hereunder and under the other Transaction Documents have been paid in full, the Issuer shall not, and shall cause the Originator not to, make commitments, whether orally or in writing, to any Obligors or prospective Obligors with respect to the funding of any Loans; provided, however, that nothing in this clause (r) shall prohibit the Originator from making Advances in respect of any Loans existing on November 4, 2002.

          1.10 Section 3.01(c) of the Indenture is amended to delete the phrase "funds otherwise available for distribution from the Collection Account pursuant to clause sixth of Section 4.03(c)" appearing at the end thereof and to replace therefor the phrase "funds distributed to the Issuer pursuant to Section 4.03".

          1.11 Section 3.02(b) of the Indenture is amended to delete the reference to "4.03(c)" appearing in the last sentence thereof.

          1.12 Section 3.04(b) of the Indenture is amended to delete the phrase "Section 4.03(c) and" appearing therein.

          1.13 Section 4.02(a) of the Indenture is amended to delete the phrase "upon the occurrence of an Event of Default" each time it appears in the first paragraph thereof.

          1.14 Section 4.03(a) of the Indenture is amended to delete the phrase "Section 4.03(c) below" appearing in the second sentence thereof and to replace therefor the phrase "this Section 4.03".

          1.15 The Indenture is hereby amended to delete Section 4.03(b) in its entirety and to substitute the following therefor:

                    (b) Daily Allocation of Funds in the Collection Account and Reserve Account Prior to the Wind Down Date. Prior to the Wind Down
     Date, the Servicer shall, on each Business Day, if the Servicer receives any Collections, remit all such Collections to the Collection Account on the Business Day on which such Collections are received. The Servicer shall instruct the Trustee in the applicable Servicer's Daily Report to, and the Trustee shall, allocate all Collections and other funds then on deposit in the Trust Accounts (other than funds which are required to be returned pursuant to Section 4.02(a) or are required by the terms of any Supplement to be dealt with in some other manner) to the following items, in the following order of priority

                    First, to the Trustee for payment of the Trustee's Fee;

                    Second, to the payment of the Servicing Fee to the extent owed to a Successor Servicer which is not an Affiliate of the Originator or of the Issuer;

                    Third, to the payment of accrued and unpaid interest on all Notes;

                    Fourth, to the Insurer for the payment of Insurance Obligations and any other accrued and unpaid fees, costs, expenses or other obligations owed to the Insurer under this Indenture, any Supplement, the Master Insurance Agreement or any Trust Insurance Policy;

                    Fifth, to be distributed to the Noteholders to reduce the Outstanding Principal Balance of all Notes in accordance with their Series Allocation Percentages until the Outstanding Principal Balances of such Notes have been reduced to the Target Aggregate Outstanding Amount with respect to such Business Day;

                    Sixth, to the payment of any other costs, fees, expenses or other obligations included in the calculation of the Carrying Cost Amount;

                    Seventh, to the extent required by this Indenture or any Supplement, funds on deposit in the Collection Account shall be deposited to the Trustee's own account, any Defeasance Account or any other Series Account for the payment of any fees, costs, expenses or other obligations (including prepayment premiums, if applicable) owed to the Trustee and/or the Noteholders which are not payable from funds in the Collection Account (including payments to reduce the Outstanding Principal Balance of the Notes in accordance with their Series Allocation Percentages during any Amortization Period);

                    Eighth, to the payment of the Servicing Fee to the extent owed to the Issuer or any Affiliate of it; and

                    Ninth, to the Issuer, for working capital purposes, in an amount determined by the Insurer in its sole and absolute discretion;

                    Tenth, to the Issuer for the payment of the Purchase Price of any Eligible Advances pursuant to the terms of the Purchase and Contribution Agreement on such day; and

                    Eleventh, either (i) to the Noteholders to reduce the Outstanding Principal Balance of all Notes in accordance with their Series Allocation Percentages until the Outstanding Principal Balances of such Notes have been reduced to zero or
         (ii) from and after the commencement of the Third Extension Period, to the Issuer.

                    If, on any day prior to the Wind Down Date, the funds available for distribution from the Collection Account under any of the immediately preceding clauses First through the Eleventh above are less than the amount of costs, fees, expenses or other obligations to be paid pursuant to any such clause, then, in any such case, such available funds shall be allocated by the Servicer pro rata for distribution to the Persons to whom such amounts are owed according to the respective amounts of such obligations held by such Persons and all obligations in lower priority categories shall remain unsatisfied until the obligations in the preceding category have been satisfied.

                    Collections and other funds distributed for the benefit of Noteholders of any Series pursuant to this Section 4.03(b) will be deposited and distributed as specified in the related Supplement, and amounts so allocated to any Series will not, except as specified in the related Supplement, be available to the Noteholders of any other Series.

          1.16  Section 4.03(c) is hereby deleted in its entirety.

          1.17 Section 4.03(d)(iii) is hereby amended to delete the phrase "reduced to zero" appearing at the end of clause Second thereof and to replace therefor the phrase "(i) reduced to the Target Aggregate Outstanding Amount with respect to such Business Day or (ii) from and after the occurrence of an Event of Default, reduced to zero".

          1.18 Section 7.03 of the Indenture is amended to delete the phrase "clause Fourth of Section 4.03(c) or" appearing in the last paragraph thereof.

          1.19 Section 9.01 of the Indenture is amended to delete clause (v) thereof in its entirety and to replace the following therefor:

          (v) On any day, principal in the amount of at least $67,500,000 shall fail for any reason to be outstanding under that certain Credit Agreement dated as of July 31, 2000 among Ag Services of America, Inc., the various "Lenders" thereunder and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as "Agent"; provided, however, that from and after the commencement of the Third Extension Period, such floor shall be reduced to the lesser of (i) $67,500,000 or (ii) 50% of the Aggregate Outstanding Amount
      (but in no case less than $20,000,000).

          1.20 Section 9.01 of the Indenture is further amended to (i) add "or" to the end of clause (w) of such Section 9.01 and (ii) add the following clause (x) to such Section 9.01:

          (x) The Aggregate Outstanding Amount shall be greater than zero on July 31, 2003.

          1.21 Section 12.01 of the Indenture is deleted in its entirety and replaced with the following therefor:

     SECTION 12.01. Extension of the Scheduled Wind Down Date. (a) If on or before December 5, 2002, the Insurer shall have received from the Issuer evidence of a written, irrevocable commitment of a financial institution to fund new Loans of the Originator, in form and substance satisfactory to the Insurer and in an amount of no less than $100,000,000, then, effective on the date of a written notice from the Insurer to the Issuer confirming that such commitment is satisfactory to the Insurer, the Scheduled Wind Down Date shall without further action be extended to January 6, 2003.

     (b) If (i) the Scheduled Wind Down Date shall have been extended pursuant to clause (a) above, and (ii) on or before January 6, 2003, the Insurer shall have received from the Issuer evidence, of (x) the execution of definitive documentation, in form and substance satisfactory to the Insurer, with respect to the credit facility described in clause (a) above and (y) the availability of funding pursuant to such credit facility then, effective on the date of a written notice from the Insurer to the Issuer confirming that such credit facility is satisfactory to the Insurer, the Scheduled Wind Down Date shall without further action be extended to January 31, 2003.

          1.22  The Indenture is hereby amended to add Schedule 3
(Scheduled Aggregate Outstanding Amounts) attached hereto as Schedule 3 to the Indenture.

          1.23  The Indenture is hereby amended to add Schedule 4
(Other Identified Loans) attached hereto as Schedule 4 to the Indenture.

          SECTION 2. Amendment Effective Date. This Amendment shall become effective as of the date (the "Amendment Effective Date") on which each of the following conditions precedent shall have been satisfied:

          (a) each of the Issuer, the Servicer, the Trustee and the Insurer shall have received a copy of this Amendment duly executed by each of the parties hereto; and

          (b) either (i) the Noteholder's Consents and the Liquidity Banks' Consent attached to this Amendment shall have been duly executed and delivered by the Majority Noteholders of each Series of Notes; or
     (ii) with respect to each Rating Agency, the Rating Agency Condition shall have been satisfied with respect thereto.

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

                             AG ACCEPTANCE CORPORATION, as the Issuer

                                By:
                                ----------------------------
                                Name:
                                Title:

                             AG SERVICES OF AMERICA, INC., as Servicer

                            By:
                               ----------------------------
                               Name:
                               Title:

                             U.S. BANK, N.A. (d/b/a FIRSTAR BANK, N.A.), as Trustee

                             By:
                                ----------------------------
                                Name:
                                Title:

                             MBIA INSURANCE CORPORATION, as Insurer

                             By:
                                ----------------------------
                                Name:
                                Title:

                            Schedule 3

             SCHEDULE AGGREGATE OUTSTANDING AMOUNTS

                                                       Scheduled Aggregate
                    Date                                Outstanding Amount
-------------------------------------------------  -----------------------------
From November 30, 2002 through December 30, 2002           $321,802,000
From December 31, 2002 through January 30, 2003            $218,550,000
From January 31, 2003 through February 27, 2003            $153,293,000
From February 28, 2003 through March 29, 2003              $100,475,000
From March 30, 2003 through April 29, 2003                  $46,939,000
From April 30, 2003 through May 30, 2003                    $33,148,000
From May 31, 2003 through June 29, 2003                     $11,487,000
From June 30, 2003 through July 30, 2003                     $1,165,000
From and after July 31, 2003                                         $0


                           Schedule 4

                       OTHER IDENTIFIED LOANS

                           (attached)

                          CONSENT TO
                        AMENDMENT NO. 7
                              TO
           MASTER TRUST INDENTURE AND SECURITY AGREEMENT

           The undersigned, as the Series 1999-1 Noteholder, hereby consents to the Amendment No. 7 to the Master Trust Indenture and Security Agreement dated as of November 4, 2002 (the "Amendment") to which this Consent is attached. The consent granted hereunder shall apply only to the foregoing Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

                     TRIPLE-A ONE FUNDING CORPORATION, as the
                     Series 1999-1 Noteholder and Majority Noteholder

                     By:  MBIA Insurance Corporation, as Attorney-in-Fact

                     By:
                        --------------------------------------------------
                        Name:
                        Title:

                        CONSENT TO
                      AMENDMENT NO. 7
                            TO
         MASTER TRUST INDENTURE AND SECURITY AGREEMENT

          The undersigned, as the Series 1999-2 Noteholder hereby consents to the Amendment No. 7 to the Master Trust Indenture and Security Agreement dated as of November 4, 2002 (the "Amendment") to which this Consent is attached. The consent granted hereunder shall apply only to the foregoing Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

                              COBANK, ACB, as the Series 1999-2 Noteholder

                              By:
                                 -----------------------------------------
                                 Name:
                                 Title:

                         CONSENT

                Dated as of November 4, 2002

          Each of the undersigned, as a Liquidity Bank party to that certain Liquidity Agreement dated as of June 23, 1999 (as amended, restated, supplemented or otherwise modified from time to time, the "Liquidity Agreement") by and among TRIPLE-A ONE FUNDING CORPORATION (the "Liquidity Borrower"), the Liquidity Banks party thereto, and COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A. "Rabobank Nederland", New York Branch, as agent (the "Liquidity Agent"), hereby consents to (i) Amendment No. 7 to the Master Trust Indenture and Security Agreement dated as of November 4, 2002 and (ii) Amendment No. 4 to the Series 1999-1 Supplement dated as of November 4, 2002 (collectively, the "Amendments"). The consent granted hereunder shall apply only to the foregoing Amendments and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

          IN WITNESS WHEREOF, the parties hereto have caused this Consent to be executed by their respective officers thereto duly authorized as of the date first written above.
                                 COOPERATIEVE CENTRALE RAIFFEISEN-
                                 BOERENLEENBANK B.A. "RABOBANK NEDERLAND",
                                 NEW YORK BRANCH,
                                  as a Liquidity Bank, as Liquidity Agent
                                  and as Liquidity Collateral Agent

                                  By:
                                     ---------------------------------------
                                     Name:
                                     Title:

                                  By:
                                     ---------------------------------------
                                     Name:
                                     Title:

                                 U.S. BANK, N.A. (d/b/a Firstar Bank, N.A.), as a Liquidity Bank

                                 By:
                                    ----------------------------------------
                                    Name:
                                    Title:

                                 WELLS FARGO BANK, N.A., as a Liquidity Bank

                                 By:
                                    ----------------------------------------
                                    Name:
                                    Title:

                                 THE BANK OF NEW YORK, as a Liquidity Bank

                                 By:
                                    ---------------------------------------
                                    Name:
                                    Title:

                                 NATIONAL AUSTRALIA BANK LIMITED,
                                   as a Liquidity Bank

                                 By:
                                    ---------------------------------------
                                    Name:
                                    Title:

                                 By:
                                    ---------------------------------------
                                    Name:
                                    Title:

                            AMENDMENT NO. 8
                                  TO
              MASTER TRUST INDENTURE AND SECURITY AGREEMENT


          THIS AMENDMENT NO. 8 TO MASTER TRUST INDENTURE AND SECURITY AGREEMENT dated as of December 5, 2002 (this "Amendment") is entered into by and among AG ACCEPTANCE CORPORATION, as Issuer (the "Issuer"),
AG SERVICES OF AMERICA, INC., as Servicer (the "Servicer"),
U.S. BANK, N.A., (d/b/a FIRSTAR BANK, N.A.), as Trustee (the "Trustee"), and MBIA INSURANCE CORPORATION, as the Insurer (the "Insurer"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Indenture (as defined below and amended hereby).

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

          1.1 Section 9.01 of the Indenture is amended to (i) add "or" to the end of clause (x) of such Section 9.01 and (ii) add the following clause (y) to such Section 9.01:

     (y) (i) the Originator shall fail for any reason on or before December 12, 2002 to provide the Insurer with evidence of the execution of definitive documentation, in form and substance satisfactory to the Insurer, with respect to the credit facility described in Section 12.01(b), or (ii) the obligation of any financial institution to fund new Loans of the Originator pursuant to the credit facility described in the foregoing clause (i) shall fail for any reason to be in full force and effect on any date on or after December 12, 2002.

          1.21 Section 12.01 of the Indenture is deleted in its entirety and replaced with the following therefor:

     SECTION 12.01. Extension of the Scheduled Wind Down Date. (a) If on or before December 5, 2002, the Insurer shall have received from the Issuer evidence of a commitment of a financial institution to fund new Loans of the Originator, in form and substance satisfactory to the Insurer and in an amount of no less than $100,000,000, then, effective on the date of a written notice from the Insurer to the Issuer confirming confirming that such commitment is satisfactory to the Insurer, the Scheduled Wind Down Date shall without further action be extended to December 12, 2002.

     (b) If (i) the Scheduled Wind Down Date shall have been extended pursuant to clause (a) above, and (ii) on or before December 12, 2002, the Insurer shall have received from the Issuer evidence, of (x) the execution of definitive documentation, in form and substance satisfactory to the Insurer, with respect to the credit facility described in clause (a) above and (y) the availability of funding pursuant to such credit facility then, effective on the date of a written notice from the Insurer to the Issuer confirming that such credit facility is satisfactory to the Insurer, the Scheduled Wind Down Date shall without further action be extended to January 31, 2003.

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

          3.3 In consideration for the execution of this Amendment by the Insurer and the Trustee, and the execution by the Noteholders of their respective consents to this Amendment, each of the Issuer and the Servicer hereby waives each and every claim, defense, demand, action and suit of any kind or nature whatsoever against each of the Insurer, Trustee, Noteholder and each of their respective directors, officers, shareholders, employees and agents arising on or prior to the date hereof in connection with the Indenture, any of the other Transaction Documents and the transactions contemplated thereby.

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

                           AG ACCEPTANCE CORPORATION, as the Issuer

                           By:
                              -------------------------------------
                              Name:
                              Title:

                           AG SERVICES OF AMERICA, INC., as Servicer

                           By:
                              -------------------------------------
                              Name:
                              Title:

                           U.S. BANK, N.A. (d/b/a FIRSTAR BANK, N.A.), as Trustee

                           By:
                              -------------------------------------
                              Name:
                              Title:

                           MBIA INSURANCE CORPORATION, as Insurer

                           By:
                              -------------------------------------
                              Name:
                              Title:

                          CONSENT TO
                       AMENDMENT NO. 8
                              TO
           MASTER TRUST INDENTURE AND SECURITY AGREEMENT

          The undersigned, as the Series 1999-1 Noteholder, hereby consents to the Amendment No. 8 to the Master Trust Indenture and Security Agreement dated as of December 5, 2002 (the "Amendment") to which this Consent is attached. The consent granted hereunder shall apply only to the foregoing Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

                    TRIPLE-A ONE FUNDING CORPORATION, as the
                    Series 1999-1 Noteholder and Majority Noteholder

                    By:  MBIA Insurance Corporation, as Attorney-in-Fact

                    By:
                       -----------------------------------------------
                       Name:
                       Title:

                          CONSENT TO
                       AMENDMENT NO. 8
                              TO
           MASTER TRUST INDENTURE AND SECURITY AGREEMENT

          The undersigned, as the Series 1999-2 Noteholder hereby consents to the Amendment No. 8 to the Master Trust Indenture and Security Agreement dated as of December 5, 2002 (the "Amendment") to which this Consent is attached. The consent granted hereunder shall apply only to the foregoing Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

                    COBANK, ACB, as the Series 1999-2 Noteholder

                    By:
                       -------------------------------------------
                       Name:
                       Title:

                AMENDED AND RESTATED CREDIT AGREEMENT

                   dated as of December 11, 2002

                           by and among

                   AG SERVICES OF AMERICA, INC.,
                           as Borrower,


                         VARIOUS LENDERS,
                       as described herein,


                               and

        COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A.,
             "RABOBANK NEDERLAND", NEW YORK BRANCH,

                     as agent for the Lenders

                          TABLE OF CONTENTS

ARTICLE I  DEFINITIONS AND ACCOUNTING TERMS                              1
Section 1.1  Defined Terms                                               1
Section 1.2  Accounting Terms and Calculations                          25
Section 1.3  Computation of Time Periods                                25
Section 1.4  Other Definitional Terms                                   25

ARTICLE II   TERMS OF THE CREDIT FACILITIES                             25
Section 2.1  Lending Commitments                                        25
Section 2.2  Procedure for Loans                                        26
Section 2.3  Notes                                                      27
Section 2.4  Conversions and Continuations                              28
Section 2.5  Interest Rates, Interest Payments and Default Interest     29
Section 2.6  Repayment                                                  29
Section 2.7  Prepayments                                                29
Section 2.8  Reduction or Termination of Commitments                    31
Section 2.9  Fees                                                       33
Section 2.10 Computation                                                33
Section 2.11 Payments                                                   33
Section 2.12 Use of Loan Proceeds                                       34
Section 2.13 Interest Rate Not Ascertainable, Etc.                      34
Section 2.14 Increased Cost                                             34
Section 2.15 Illegality                                                 35
Section 2.16 Capital Adequacy                                           36
Section 2.17 Funding Losses; Eurodollar Rate Advances                   36
Section 2.18 Discretion of Lenders as to Manner of Funding              36
Section 2.19 Taxes                                                      37

ARTICLE III  CONDITIONS PRECEDENT                                       38
Section 3.1  Conditions Precedent to the Amendment and Restatement
             of the Original Credit Agreement                           38
Section 3.2  Conditions Precedent to all Loans                          40

ARTICLE IV   REPRESENTATIONS AND WARRANTIES                             41
Section 4.1  Organization, Standing, Etc.                               41
Section 4.2  Authorization and Validity                                 41
Section 4.3  No Conflict; No Default                                    42
Section 4.4  Government Consent                                         42
Section 4.5  Financial Statement and Condition                          42
Section 4.6  Litigation                                                 43
Section 4.7  Environmental, Health and Safety Laws                      43

Section 4.8  ERISA                                                      43
Section 4.9  Federal Reserve Regulations                                43
Section 4.10 Title to Property; Leases; Liens                           43
Section 4.11 Taxes                                                      44
Section 4.12 Trademarks, Patents                                        44
Section 4.13 Burdensome Restrictions                                    44
Section 4.14 Force Majeure                                              44
Section 4.15 Investment Company Act                                     44
Section 4.16 Public Utility Holding Company Act                         44
Section 4.17 Retirement Benefits                                        45
Section 4.18 Full Disclosure                                            45
Section 4.19 Subsidiaries                                               45

ARTICLE V    AFFIRMATIVE COVENANTS                                      45
Section 5.1  Corporate Existence                                        45
Section 5.2  Insurance                                                  45
Section 5.3  Reporting Requirements                                     46
Section 5.4  Taxes and Claims                                           48
Section 5.5  Maintenance of Property                                    49
Section 5.6  Books and Records; Inspections and Examinations            49
Section 5.7  Environmental Matters; Reporting                           49
Section 5.8  Compliance with Laws                                       50
Section 5.9  ERISA                                                      51
Section 5.10 Interest Coverage Ratio                                    51
Section 5.11 Post Closing Matter                                        51
Section 5.12 Designation of Subsidiaries                                52

ARTICLE VI   NEGATIVE COVENANTS                                         53
Section 6.1  Indebtedness                                               53
Section 6.2  Liens                                                      53
Section 6.3  Contingent Obligations                                     55
Section 6.4  Mergers and Acquisitions                                   55
Section 6.5  Investments and Subsidiaries                               55
Section 6.6  Restricted Payments                                        56
Section 6.7  Sale of Assets                                             57
Section 6.8  Sale and Leaseback                                         57
Section 6.9  Transactions with Affiliates                               58
Section 6.10 Subsidiaries and Affiliates                                58
Section 6.11 Minimum Net Worth                                          58
Section 6.12 Interest Coverage Ratio                                    58
Section 6.13 Total Indebtedness to Consolidated
             Tangible Net Worth Ratio                                   58
Section 6.14 Average Total Indebtedness to Average Consolidated
             Tangible Net Worth Ratio                                   58
Section 6.15 Misstatements or Omissions                                 59
Section 6.16 Accounting Principles; Fiscal Year; Tax Year               59

Section 6.17 Plans                                                      59
Section 6.18 Nature of Business                                         59
Section 6.19 Suspension of Business Operations                          59
Section 6.20 Negative Pledges                                           59
Section 6.21 Amendments to Securitization Documents                     59
Section 6.22 Solvency Ratio                                             59
Section 6.23 Management Group Indebtedness                              59
Section 6.24 Obligor Risk Participations                                60
Section 6.25 Borrower Loan Commitments                                  60

ARTICLE VII  EVENTS OF DEFAULT AND REMEDIES                             60
Section 7.1  Events of Default                                          60
Section 7.2  Remedies                                                   63
Section 7.3  Offset                                                     63

ARTICLE VIII THE AGENT                                                  63
Section 8.1  Appointment and Authorization                              64
Section 8.2  Note Holders                                               64
Section 8.3  Consultation With Counsel                                  64
Section 8.4  Loan Documents                                             64
Section 8.5  Rabobank and Affiliates                                    64
Section 8.6  Action by Agent                                            64
Section 8.7  Credit Analysis                                            65
Section 8.8  Notices of Event of Default, Etc.                          65
Section 8.9  Indemnification                                            65
Section 8.10A  Payments and Collections Prior to an Event of Default    66
Section 8.10B  Payments and Collections after an Event of Default       66
Section 8.11 Sharing of Payments                                        69
Section 8.12 Advice to Lenders                                          69
Section 8.13 Resignation                                                70

ARTICLE IX   MISCELLANEOUS                                              70
Section 9.1  Modifications                                              70
Section 9.2  Expenses                                                   71
Section 9.3  Waivers, etc.                                              71
Section 9.4  Notices                                                    71
Section 9.5  Taxes                                                      72
Section 9.6  Successors and Assigns; Disposition of Loans; Transferees  72
Section 9.7  Governing Law and Construction                             73
Section 9.8  Consent to Jurisdiction                                    73
Section 9.9  Waiver of Jury Trial                                       73
Section 9.10 Survival of Agreement                                      73
Section 9.11 Indemnification                                            74
Section 9.12 Captions                                                   75
Section 9.13 Entire Agreement                                           75

Section 9.14  Counterparts                                              75
Section 9.15  Agreement Effectiveness                                   75
Section 9.16  Borrower Acknowledgements                                 75

                AMENDED AND RESTATED CREDIT AGREEMENT

          THIS AMENDED AND RESTATED CREDIT AGREEMENT, dated as of December 11, 2002 (this "Agreement"), is by and among AG SERVICES OF AMERICA, INC., an Iowa corporation (the "Borrower"), the lenders from time to time party hereto (individually, a "Lender" and collectively, the "Lenders") and COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A., "RABOBANK NEDERLAND", NEW YORK BRANCH, as agent for the Lenders (in such capacity, together with its successors and assigns in such capacity, the "Agent").

                        BACKGROUND INFORMATION

          The parties hereto are parties to a certain Credit Agreement dated as of July 31, 2000 and amended as of August 17, 2001, August 31, 2001, May 28, 2002, June 18, 2002 and November 8, 2002
(as so amended, the "Original Credit Agreement").

          The parties hereto wish to amend the Original Credit Agreement to provide for an additional credit facility and to provide for certain other changes in circumstances and new arrangements among themselves.

          NOW, THEREFORE, in consideration of the mutual promises herein contained, the parties hereto agree that, from and after the Restatement Date, the Original Credit Agreement shall be amended and restated in its entirety to read as follows:

                             ARTICLE I

                 DEFINITIONS AND ACCOUNTING TERMS

          Section 1.1 Defined Terms. As used in this Agreement, the terms below shall have the respective meanings attributed to such terms below and, all uses of the terms "Advance", "Principal Balance", "Loan", "Obligor Claim", "Obligor Note", "Primary Lien", "Permitted Encumbrances", "Lien", "Issue", "Assignment of Payment", "Assignment of Indemnity", "Related Security", "Debtor Relief Laws", "Intermediate Loan", "Seed Loan", and "Loan Documents" in the definitions of "Borrowing Base A", "Borrowing Base B", "Eligible Advances", "Eligible 2003 Advances", "2003 Loan" and "Obligor Risk Participation" shall be used with the meanings given to such terms in the Indenture (but giving effect to any modification or interpretation of such terms contained in the text of the definitions listed above):

          "A Lender": A Lender to whom the Borrower has executed and delivered an A Note or to whom such A Note has been assigned in accordance with the applicable provisions hereof.

          "A Lender Priority Collateral": All Customer Collateral with respect to 2003 Loans.

          "A Lender Priority Payment": Any payment or portion thereof that is attributable to or made in respect of (a) an A Loan, (b) an A Note, or (c) an Eligible 2003 Advance.

          "A Loan":  As defined in Section 2.1(a).

          "A Note": A promissory note of the Borrower payable to an A Lender in the amount of such A Lender's Facility A Commitment Amount, in substantially the form of Exhibit 1.1-2 (as such promissory note may be amended, extended or otherwise modified from time to time and each promissory note accepted by such A Lender from time to time in substitution therefor or in renewal thereof).

          "Adjusted Eurodollar Rate": With respect to each Interest Period, the rate (rounded upward, if necessary, to the next one hundredth of one percent) determined by dividing the Eurodollar Rate for such Interest Period by 1.00 minus the Eurodollar Reserve Percentage.

          "Advance": With respect to a Facility, any portion of the outstanding Loans with respect to such Facility as to which a particular interest rate option and, if pertinent, an Interest Period, is applicable. An Advance with respect to A Loans may be a Eurodollar Rate Advance or a Base Rate Advance, whereas an Advance with respect to B Loans may only be a Base Rate Advance.

          "Affiliate": When used with reference to any Person, (a) each Person that, directly or indirectly, controls, is controlled by or is under common control with, the Person referred to, (b) each Person which beneficially owns or holds, directly or indirectly, ten percent or more of any class of voting stock of the Person referred to (or if the Person referred to is not a corporation, ten percent or more of the equity interest), (c) each Person, ten percent or more of the voting stock
(or if such Person is not a corporation, ten percent or more of the equity interest) of which is beneficially owned or held, directly or indirectly, by the Person referred to, and (d) each of such Person's officers, directors, joint venturers and partners. The term control (including the terms "controlled by" and "under common control with") means the possession, directly, of the power to direct or cause the direction of the management and policies of the Person in question.

          "Ag Acceptance": Ag Acceptance Corporation, a Delaware corporation.

          "Agent":  As defined in the preamble.

          "Agent Indemnified Liabilities":  As defined in Section 8.9.

          "Agent Indemnitee":  As defined in Section 8.9.

          "Aggregate Facility A Commitment Amount": As of any date, the sum of the Facility A Commitment Amounts of all of the A Lenders.

          "Aggregate Facility B Commitment Amount": As of any date, the sum of the Facility B Commitment Amounts of all of the B Lenders.

          "Applicable Lending Office": For each Lender and for each type of Advance, the office of such Lender identified as such Lender's Applicable Lending Office on the signature pages hereof or such other domestic or foreign office of such Lender (or of an Affiliate of such Lender) as such Lender may specify from time to time, by notice given pursuant to
Section 9.4, to the Agent and the Borrower as the office by which its Advances of such type are to be made and maintained.

          "Applicable Margin": The margin specified in the table below relating to the applicable Advance type and Loan type.


  Loan Type         Eurodollar Advances            Base Rate Advances
-------------  -----------------------------  ----------------------------
A Loan         2.50% through and including    1.25% through and including
               March 31, 2003, and 4.00%      March 31, 2003, and 3.00%
                       thereafter                     thereafter
-------------  -----------------------------  ----------------------------
B Loan              Not Applicable                       3.00%
-------------  -----------------------------  ----------------------------

          "Authorized Officer": The Chairman of the Board, the President, any Vice President or the Treasurer of the Borrower.

          "Average Total Indebtedness to Average Consolidated Tangible Net Worth Ratio": As of any date of determination, the ratio of the Borrower's average month end total Indebtedness during the preceding full twelve (12) month period to the Borrower's average month end Consolidated Tangible Net Worth during such period.

          "B Lender": A Lender to whom the Borrower has executed and delivered a B Note or to whom such B Note has been assigned in accordance with the applicable provisions hereof; provided, however, that for purposes of the distributions to be made under Section 8.10B, a "B Lender" shall be deemed to include any Swap Party which is an affiliate of such B Lender.

          "B Lender Priority Collateral": All Collateral other than A Lender Priority Collateral.

          "B Lender Priority Payment": Any payment or portion thereof that is attributable to or made in respect of (a) a B Loan, (b) a B Note, or
(c) an Eligible Advance.

          "B Loan":  As defined in Section 2.1(b).

          "B Note": A promissory note of the Borrower issued under the Original Credit Agreement, dated June 18, 2002 and made payable to a Lender in the amount of such Lender's Facility B Commitment Amount (as such promissory note may be amended, extended or otherwise modified from time to time and each promissory note accepted by such Lender from time to time in substitution therefor or in renewal thereof).

          "Base Rate": An annual rate at all times equal to the sum of the higher (as of the date of determination) of (a) the rate of interest established by Rabobank in New York as its "base rate" and (b) the Federal Funds Rate plus one-half of one percent (0.50%). The "base rate" is not necessarily the most favored rate of Rabobank and Rabobank may lend to its customers at rates that are at, above or below the "base rate". For purposes of determining any interest rate hereunder or under any other
Loan Document which is based on the Base Rate, such interest rate shall change as and when Rabobank changes its "base rate" and/or there is a change in the Federal Funds Rate, as applicable.

          "Base Rate Advance": An Advance with respect to which the interest rate is determined by reference to the Base Rate.

          "Board": The Board of Governors of the Federal Reserve System or any successor thereto.

          "Borrower":  As defined in the preamble.

          "Borrower Loan Commitment": Any promise or agreement, whether written or oral, of the Borrower to make loans or similar financial accommodations to any customer or potential customer of the Borrower.

          "Borrower Security Agreement": A Security Agreement dated as of July 31, 2000 and amended as of each of November 8, 2002 and the date hereof from the Borrower to the Agent for the benefit of the Secured Parties (as defined therein), as the same may be further amended, supplemented or otherwise modified from time to time.

          "Borrowing Base A":  An amount equal to 77.5% of the sum of:

               (a) the aggregate Principal Balance plus accrued interest of all Eligible 2003 Advances made in respect of 2003 Secured Loans; plus

               (b) the aggregate Principal Balance plus accrued interest of all Eligible 2003 Advances made in respect of 2003 Unsecured Loans (up to a combined limit of $10,000,000); less

               (c)  the 2003 Credit Factor Concentration Limit Excess.

          "Borrowing Base B":  An amount equal to the sum of:

               (a)  the lesser of:

               (i) 89% of an amount equal to (A) the aggregate Principal Balance plus accrued interest of the Eligible Advances (calculated on a pro forma basis as if the terms "Advance" and "Loan" in the Indenture included both the loans owned by Ag Acceptance and the loans owned by the Borrower) less (B) the sum of the Obligor Concentration Limit Excesses; or

               (ii)  an amount equal to (without duplication):

                     (A) the aggregate Principal Balance plus accrued interest of all Advances owned by Ag Acceptance or the Borrower for which the related Loan (after giving effect to all Advances made in respect of such Loan) has a loan-to-value ratio of 70% or less (as determined using the methodology set forth in Exhibit 1.1-4 hereto); plus (without duplication)

                     (B) the aggregate Principal Balance plus accrued interest (up to a combined limit of $5,000,000) of those Advances owned by Ag Acceptance or the Borrower for which the related Loan (after giving effect to all Advances made in respect of such Loan) has a loan-to-value ratio between 70% and 73% (inclusive, and as determined using the methodology set forth in Exhibit 1.1-4 hereto) so long as the Obligors of such Advances are viable farming entities as determined by the Agent in its sole discretion; plus
                           (without duplication)

                     (C) the aggregate Principal Balance plus accrued interest (up to a combined limit of $5,000,000) of Advances owned by Ag Acceptance or the Borrower for which the related Loan (after giving effect to all Advances made in respect of such Loan) does not have a loan-to-value ratio of 70% or less (as determined using the methodology set forth in Exhibit 1.1-4 hereto) so long as the Obligors of such Advances are also Obligors of term Advances for which the related Loan (after giving effect to all Advances made in respect of such Loan) has a loan-to-value ratio of 70% or less (as determined using the methodology set forth in Exhibit 1.1-4 hereto); plus

                     (D) Unsecured loans (provided that no such unsecured loan shall be included if the same shall cause the aggregate Principal Balance plus accrued interest of all such loans made to a given Obligor (as if such Obligor and all of such Obligor's Affiliates were one Obligor) to exceed $100,000) made to seed and chemical accounts that are current or less than 60 days past due; less

                     (E)   the sum of the Obligor Concentration Limit
                           Excesses; plus

               (b) 100% of the Borrower's cash and investments of the type described in subsections (a)-(c) of Section 6.5 (to the extent pledged to the Agent for the benefit of the Secured Parties and held by one of the Lenders acting as a collateral agent in a manner and pursuant to documentation satisfactory to the Agent); provided, however, that the Borrower may only include such cash and investments in Borrowing Base B to the extent that the Borrower is unable to make payments on the B Loan-related Obligations without causing an Event of Default to occur under Section 9.01(v) of the Indenture; plus

               (c) 100% of the cash balances and "Eligible Investments" (as defined in the Indenture) owned by Ag Acceptance, plus

               (d) 65% of the documented invoice value of the Eligible Inventory, less

               (e)   the sum of the total liabilities of Ag Acceptance

          With respect to clause (ii)(B) above, if the Agent requires a recalculation of Borrowing Base B because of its determination that an Obligor is not a viable farming entity, such recalculation shall not be required to become effective until the end of the calendar month in which such determination is made.

          "Borrowing Base Certificate":  A certificate in the form of
 Exhibit 1.1-1 hereto.

          "Borrowing Base Deficiency": With respect to (a) Facility A, at any date of determination, the amount, if any, by which the Total Facility A Outstandings exceed Borrowing Base A, and (b) Facility B, at any date of determination, the amount, if any, by which the Total Facility B Outstandings exceed Borrowing Base B.

          "Business Day": Any day other than a Saturday or Sunday or any other day on which national banking associations or state banking institutions in New York, New York, Chicago, Illinois, or the city in which the Trustee under the Indenture is located are authorized or obligated by law, executive order or governmental decree to be closed.

          "Capitalized Lease": A lease of (or other agreement conveying the right to use) real or personal property with respect to which at least a portion of the rent or other amounts thereon constitute Capitalized Lease Obligations.

          "Capitalized Lease Obligations": As to any Person, the obligations of such Person to pay rent or other amounts under a lease of (or other agreement conveying the right to use) real or personal property which obligations are required to be classified and accounted for as a capital lease on a balance sheet of such Person under GAAP (including Statement of Financial Accounting Standards No. 13 of the Financial Accounting Standards Board), and, for purposes of this Agreement, the amount of such obligations shall be the capitalized amount thereof, determined in accordance with GAAP (including such Statement No. 13).

          "Change in Control": Shall occur if (a) less than twelve percent (12%) of the Borrower's outstanding voting stock is owned or controlled in the aggregate by Persons in the Management Group, or (b) any Person or group (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 as in effect on the Restatement Date), other than one or more members of the Management Group, directly or indirectly owns or controls more than twelve percent (12%) of the Borrower's outstanding voting stock.

          "Code":  The Internal Revenue Code of 1986, as amended.

          "Collateral": As defined in the Borrower Security Agreement.

          "Commitments": The Facility A Commitments and the Facility B Commitments.

          "Consolidated Tangible Net Worth" As of any date of determination, the consolidated shareholders' equity of the Borrower and its Restricted Subsidiaries less the aggregate amount of any intangible assets, including goodwill, franchises, licenses, patents, trademarks, trade names, copyrights, service marks and brand names, receivables from Affiliates, directors, officers or employees, prepaid expenses, deposits, deferred charges, treasury stock, non-compete agreements and any other assets designated from time to time by the Agent in its sole discretion.

          "Contingent Obligation": With respect to any Person, as of any date of determination, without duplication, any obligation, contingent or otherwise, of such Person guaranteeing or having the economic effect of guaranteeing any Indebtedness of any other Person (the "primary obligor") in any manner, whether directly or otherwise, including, without limitation, any obligation of such Person: (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or to purchase
(or to advance or supply funds for the purchase of) any direct or indirect security therefor, (b) to purchase property, securities or services for the purpose of assuring the owner of such Indebtedness of the payment of such Indebtedness, (c) to maintain working capital, equity capital or other financial statement condition of the primary obligor so as to enable the primary obligor to pay such Indebtedness or otherwise to protect the owner therof against loss in respect thereof, or (d) entered into for the purpose of assuring in any manner the owner of such Indebtedness of the payment of such Indebtedness or to protect the owner against loss in respect thereof; provided, that the term "Contingent Obligation" shall not include endorsements for collection or deposit, in each case in the ordinary course of business. The amount of any Contingent Obligation shall be deemed to be an amount equal to the stated or determinable amount of the Indebtedness in respect of which such Contingent Obligation is made or, if not stated or determinable, the maximum reasonable anticipated liability in respect thereof (assuming such Person is required to perform thereunder).

          "Credit and Collection Policy": The Borrower's Credit and Collection Policy which is attached to the Indenture, as amended in June, 2000 and as further amended from time to time in accordance with this Agreement and the Indenture.

          "Credit Factor" As defined in the Credit and Collection Policy.

          "2003 Credit Factor Concentration Limit Excess" As of any date of determination, the amount by which the aggregate Principal Balance plus accrued interest of all Eligible 2003 Advances for which the related 2003 Loan has a Credit Factor greater than 100% but less than 120% exceeds 15% of the aggregate Principal Balance plus accrued interest of all Eligible 2003 Advances.

          "Custodian": Wells Fargo Bank Iowa, N.A., together with its successors and assigns as "Custodian" under the Custody Agreement.

          "Custody Agreement":  The Custody Agreement dated as of
July 31, 2000 among the Borrower, the Agent and the Custodian, as the same may be amended, supplemented or otherwise modified from time to time.

          "Customer Collateral": As defined in the Borrower Security
Agreement.

          "Dechert": Dechert, Price & Rhoads, counsel to the Borrower and the Restricted Subsidiaries.

          "Default":  Any event which, with the giving of notice
(whether such notice is required under Section 7.1, or under some other provision of this Agreement, or otherwise) or lapse of time, or both, would constitute an Event of Default.

          "EBIT": For any period of determination, the sum of the Borrower's and its Restricted Subsidiaries' consolidated (a) Net Income,
(b) Interest Expense, and (c) taxes.

          "Eligible Advance": As defined in the Indenture, but with the following modifications:

                (a) For purposes of Loans owned by the Borrower, all references to the "Trustee" and to the "Insurer" throughout the definition (and related definitions) shall be deemed to be references to the Agent, and references to the "Custodian" shall be deemed to be references to the Custodian (as defined in this Agreement).

               (b)   Clauses (iii), (iv), (xi), (xii), (xxi), (xxii) and
          (xxiv) through (xxviii) of such definition shall be excluded.

               (c) Clause (ii) of such definition shall be deemed to read in its entirety as follows: "which arose or was acquired in the ordinary course of business of the Originator, under Loan Documents comparable to or substantially in the form of Exhibit C hereto, the performance of which have been completed by the Originator (or its predecessor-in-interest, as the case may be) and by all parties other than the Obligor, and all advances, goods or services in connection therewith have been delivered to or performed for the Obligor."

               (d) Clause (xiv) of such definition shall be deemed to read in its entirety as follows: "which is, together with the related Loan Documents and Related Security, fully assignable."

               (e) Clause (xviii) of such definition shall be deemed to read in its entirety as follows: "which (A) in the case of a Loan originated by the Originator, has not been compromised, adjusted or similarly modified, except as permitted within the criteria set forth in the Credit and Collection Policy, (B) is not subject to any Obligor Claims whatsoever and (C) did not arise pursuant to Loan Documents giving the Obligor an explicit right of offset."

               (f) Clause (xix) of such definition shall be deemed to read in its entirety as follows: "which was made under the existing or comparable Loan Documents, which Loan Documents have not modified for negative credit reasons, other than
          (A) modifications made at the time of the Originator's purchase of the Obligor Note for Loans not originated by the Originator,
          (B) as provided for in the preceding clause (xviii) for Loans originated by the Originator, or (C) as otherwise agreed to by the Agent."

               (g) Clause (xxiii) of such definition shall be deemed to read in its entirety as follows: "which is free and clear of any Lien (other than (A) in the case of Loans owned by the Issuer, the Primary Lien and Permitted Encumbrances, and (B) in the case of Loans owned by the Originator, the Security Interest (as defined in the Borrower Security Agreement) and Permitted Liens) and in which (1) in the case of Loans owned by the Issuer, the Issuer has a valid ownership interest (which ownership interest, to the extent it constitutes a security interest under the UCC, shall be perfected and of first priority) and the Trustee has a first priority perfected security interest and (2) in the case of Loans owned by the Originator, the Agent's Security Interest (as defined in the Borrower Security Agreement) is perfected and of the first priority."

               (h) Unsecured loans to seed and chemical accounts shall be deemed to be Eligible Advances until they become 60 days past due. Upon any such loan becoming 60 days past due, no portion of such loan will continue to constitute an Eligible Advance, unless, in such circumstance, such unsecured loan meets the criteria under Other Eligible Collateral in Exhibit 1.1-4 hereof.
          Notwithstanding the foregoing, no unsecured loan to seed and chemical accounts which causes the aggregate Principal Balance plus accrued interest of all such loans made to a given Obligor
          (as if such Obligor and all of such Obligor's Affiliates were one Obligor) to exceed $100,000 shall be considered an Eligible Advance.

               (i) Such Advance is not an Advance made in respect of a Loan in which an Obligor Risk Participation has been sold.

               (j) Such Advance has been originated and distributed to the applicable Obligor prior to March 31, 2003.

               (k) Such Advance is not an Advance made in respect of a 2003 Loan.

               "Eligible 2003 Advance":   At any time, an Advance in respect
          of a 2003 Loan where (after giving effect to such Advance and the 2003 Loan to which such Advance relates):

               (a) if such Advance is made in respect of a 2003 Secured Loan, such 2003 Secured Loan has a Credit Factor of less than 120%;

               (b) if such Advance is made in respect of a 2003 Unsecured Loan, the aggregate Principal Balance plus accrued interest on all 2003 Unsecured Loans made to a given Obligor (as if such Obligor and all of such Obligor's Affiliates were one Obligor) does not exceed $100,000;

               (c) the aggregate Principal Balance plus accrued interest on all 2003 Loans made to a given Obligor (as if such Obligor and all of such Obligor's Affiliates were one Obligor) does not exceed $2,000,000;

               (d) the related 2003 Loan, when aggregated with all other 2003 Loans, does not cause the Borrower Loan Commitments with respect to 2003 Loans to exceed $125,000,000;

               (e)   the related 2003 Loan is not an Intermediate Loan;

               (f)   has not been sold to Ag Acceptance;

               (g) the Advance is currently owing under an Obligor Note which has been duly authorized and which, together with the related Loan Documents, is in full force and effect and constitutes the legal, valid and binding obligation of the Obligor of such Advance to pay the outstanding principal amount of such Advance and interest thereon, and the related Loan Documents are enforceable against such Obligor in accordance with their respective terms, except as limited by Debtor Relief Laws and except as such enforceability may be limited by general provisions of equity;

               (h) the Advance arose or was acquired in the ordinary course of business of the Borrower, under Loan Documents comparable to or substantially in the form of Exhibit C to the Indenture, the performance of which have been completed by the Borrower (or its predecessor-in-interest, as the case may be) and by all parties other than the Obligor, and all advances, goods or services in connection therewith shall have been delivered to or performed for the Obligor;

               (i) no payment or other material default exists (whether matured or otherwise) with respect to the related 2003 Loan;

               (j) the Obligor of which is not an Obligor on any 2003 Loan or other Loan for which a payment or other material default exists (whether matured or otherwise);

               (k)   the Obligor of which is not a Governmental Body;

               (l) which, together with the Loan Documents related thereto, is an "account", a "general intangible", "chattel paper" or an "instrument" within the meaning of the UCC of all jurisdictions which govern the perfection of the Agent's security interest therein;

               (m) the Obligor of which is not an Affiliate of the Borrower;

               (n) with respect to which all material consents, licenses, approvals or authorization of, or registrations or declarations with, any Governmental Body required to be obtained, effected or given in connection with the making of such Advance have been duly obtained, effected or given and are in full force and effect;

               (o) the Obligor of which is organized in and a resident of the United States;

               (p) which is denominated and payable only in United States Dollars in the United States;

               (q) with respect to which the related 2003 Loan is due and payable in full no later than January 31, 2004;

               (r) which, together with the Loan Documents related thereto, does not contravene, in any material respect any laws, rules or regulations applicable thereto (including, without limitation, laws, rules and regulations relating to usury, truth in lending, fair credit billing, fair credit reporting, equal credit opportunity, fair debt collection practices and privacy) and with respect to which no party to the Loan

          Documents related thereto is in material violation of any such law, rule or regulation in any respect;

                (s) which is, together with the related Loan Documents and Related Security, fully assignable;

                (t) with respect to which only one current Obligor Note exists, which Obligor Note has been delivered to the Custodian;

                (u) which is secured by a perfected security interest in the Related Security (including, without limitation, the related Assignment of Payment, if any, but exclusive of the Assignment of Indemnity) in favor of the Borrower, which security interest has the priority required for such security interest in the related Loan Documents;

               (v) which (i) in the case of a 2003 Loan originated by the Borrower, has not been compromised, adjusted or similarly modified, except as expressly permitted in writing by the Agent, (ii) is not subject to any Obligor Claims whatsoever, and (iii) did not arise pursuant to Loan Documents giving the Obligor an explicit right of offset.

               (w) which was made under existing or comparable Loan Documents, which Loan Documents have not been modified for negative credit reasons, other than (i) modifications made at the time of the Borrower's purchase of the Obligor Note for 2003 Loans not originated by the Borrower, (ii) as provided for in the preceding clause (v) for 2003 Loans originated by the Borrower, or (iii) as otherwise agreed to by the Agent;

               (x) which is free and clear of any Lien other than the Security Interest (as defined in the Borrower Security Agreement) and Permitted Liens and in which the Agent's Security Interest (as defined in the Borrower Security Agreement) is perfected and of first priority; and

               (y) Such Advance is not an Advance made in respect of a 2003 Loan in which an Obligor Risk Participation has been sold.

          "Eligible Inventory": As of the date determination, that portion of the Borrower's inventory that meets each of the following requirements:
(a) it is not obsolete and is otherwise in a condition that permits it to be sold or leased in the ordinary course of the Borrower's business, and is new and unused; (b) it is owned by the Borrower and is subject to a valid and fully perfected first priority Lien in the Agent's favor free and clear of all other Liens other than Permitted Liens; (c) it has not been contributed to the capital of Ag Acceptance or purchased from the Borrower by Ag Acceptance pursuant to the Purchase and Contribution Agreement; and

(d) it has not been determined by the Agent (with advance written notice to the Borrower) to be unacceptable due to its age, type, category and/or quantity.

          "Environmental Laws":  As defined in Section 5.7.

          "ERISA": The Employee Retirement Income Security Act of 1974, as amended.

          "ERISA Affiliate": Any trade or business (whether or not incorporated) that is a member of a group of which the Borrower is a member and which is treated as a single employer under Section 414 of the Code.

          "Eurodollar Business Day": A Business Day which is also a day for trading by and between banks in United States dollar deposits in the interbank eurodollar market.

          "Eurodollar Rate": With respect to each Interest Period applicable to a Eurodollar Rate Advance, the average offered rate for deposits in United States dollars (rounded upward, if necessary, to the nearest 1/16 of 1%) for delivery of such deposits on the first day of such Interest Period, for the number of days in such Interest Period, which appears on the Reuters Screen LIBO page as of 11:00 a.m., London time (or such other time as of which such rate appears) two Eurodollar Business Days prior to the first day of such Interest Period, or the rate for such deposits determined by the Agent at such time based on such other published service of general application as shall be selected by the Agent for such purpose; provided, that in lieu of determining the rate in the foregoing manner, the Agent may determine the rate based on rates at which United States dollar deposits are offered to the Agent in the interbank Eurodollar market at such time for delivery in Immediately Available Funds on the first day of such Interest Period in an amount approximately equal to the Advance to which such Interest Period is to apply (rounded upward, if necessary, to the nearest 1/16 of 1%).
"Reuters Screen LIBO page" means the display designated as page "LIBO" on the Reuters Monitor Money Rate Screen (or such other page as may replace the LIBO page on such service for the purpose of displaying
London interbank offered rates of major banks for United States dollar deposits).

          "Eurodollar Rate Advance": An Advance with respect to which the interest rate is determined by reference to the Adjusted Eurodollar Rate.

          "Eurodollar Reserve Percentage": As of any day, that percentage (expressed as a decimal) which is in effect on such day, as prescribed by the Board for determining the maximum reserve requirement (including any marginal, basic, supplemental, special, emergency or other reserves) for a member bank of the Federal Reserve System, in respect of "Eurocurrency Liabilities" as such term is defined in Regulation D of the Board (or any successor category of liabilities under Regulation D). The rate of interest applicable to any outstanding Eurodollar Rate Advances shall be adjusted automatically on and as of the effective date of any change in the Eurodollar Reserve Percentage.

          "Event of Default":  Any event described in Section 7.1.

          "Existing Loan":  As defined in Section 2.1(b).

          "Facility": Facility A or Facility B, as the context requires and "Facilities" shall mean both of them.

          "Facility A": The credit facility being made available by the A Lenders to the Borrower pursuant to Section 2.1(a).

          "Facility A Commitment":  With respect to a Lender, such
Lender's agreement to make A Loans to the Borrower in an aggregate principal amount outstanding at any time not to exceed such Lender's Facility A Commitment Amount, upon the terms and subject to the conditions set forth in this Agreement.

          "Facility A Commitment Amount": With respect to a Lender, the amount set forth as such Lender's Facility A Commitment Amount opposite such Lender's name on the signature pages hereto, as the same may be reduced from time to time pursuant to Section 2.8 or Section 9.6; provided, however, that a Lender's Facility A Commitment Amount shall be reduced to the extent necessary to ensure that the sum of such Lender's Facility A Commitment Amount, such Lender's Facility B Commitment Amount and such Lender's Liquidity Commitment does not exceed the aggregate amounts set forth for the particular Lenders below:

               Rabobank:  $145,000,000
               U.S. Bank, N.A.:  $55,000,000

          "Facility A Commitment Fees":  As defined in Section 2.9(b).

          "Facility A Percentage": With respect to any Lender, the percentage equivalent of a fraction, the numerator of which is such Lender's Facility A Commitment Amount and the denominator of which is the Aggregate Facility A Commitment Amount (or, if there are no remaining Facility A Commitments, such Lender's share of the Total Facility A Outstandings).

          "Facility A Unused Commitment": With respect to any Lender as of any date, the amount by which such Lender's Facility A Commitment Amount exceeds such Lender's Facility A Percentage of the Total Facility A Outstandings on such date.

          "Facility B": The credit facility being made available by the B Lenders to the Borrower pursuant to Section 2.1(b).

          "Facility B Commitment": With respect to a Lender, such Lender's agreement to make B Loans to the Borrower in an aggregate principal amount outstanding at any time not to exceed such Lender's Facility B Commitment Amount, upon the terms and subject to the conditions set forth in this Agreement.

          "Facility B Commitment Amount": With respect to a Lender, the amount set forth as such Lender's Facility B Commitment Amount opposite such Lender's name on the signature pages hereto, as the same may be reduced from time to time pursuant to Section 2.8 or Section 9.6.

          "Facility B Commitment Fees":  As defined in Section 2.9(c).

          "Facility B Percentage": With respect to any Lender, the percentage equivalent of a fraction, the numerator of which is such Lender's Facility B Commitment Amount and the denominator of which is the Aggregate Facility B Commitment Amount (or if there are no remaining Facility B Commitments, such Lender's share of the Total Facility B Outstandings).

          "Facility B Unused Commitment": With respect to any Lender as of any date, the amount by which such Lender's Facility B Commitment Amount exceeds such Lender's Facility B Percentage of the Total
Facility B Outstandings on such date.

          "Federal Funds Rate": At any time, an interest rate per annum equal to the weighted average of the rates for overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day for such transactions received by the Agent from three Federal funds brokers of recognized standing selected by it; it being understood that the Federal Funds Rate for any day which is not a Business Day shall be the Federal Funds Rate for the preceding Business Day.

          "Fee Letter":  As defined in Section 2.9.

          "Financial Covenants": The covenants contained in Sections 6.11 through 6.14 and 6.22, 6.24 and 6.25.

          "Fiscal Quarter": A fiscal quarter within a Fiscal Year, with one of the following beginning and end dates: March 1 and May 31, June 1 and August 30, September 1 and November 30 or December 1 and February 28 or 29.

          "Fiscal Year": A fiscal year of the Borrower starting on the first day of March and ending on the last day of February.

          "Funded Indebtedness": As of any date of determination, without duplication, Indebtedness (including Indebtedness hereunder) of the Borrower and any of its Restricted Subsidiaries which, by its terms, matures more than one year from the date of any determination thereof and/or which is renewable or extendible under any revolving or similar agreement, but excluding current maturities of such Indebtedness.

          "GAAP": Generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession, which are applicable to the circumstances as of any date of determination.

          "Governmental Body": Any foreign, federal, state, municipal, local or other government, or any department, commission, board, bureau, agency, public authority, official or instrumentality thereof or any court or arbitrator.

          "Greatest Amount of Eligible Advances" has the meaning assigned thereto in the Indenture (but calculated on a pro forma basis as if the terms "Advance", "Loan" and "Pledged Assets" in the Indenture included both the loans owned by Ag Acceptance and the loans owned by the Borrower).

          "Headquarters" means the real property and fixtures comprising the Borrower's headquarters site located in Cedar Falls, Iowa, commonly known as 1309 Technology Parkway, Cedar Falls, Iowa 50613.

          "Immediately Available Funds": Funds with good value on the day and in the city in which payment is received.

          "Indebtedness": With respect to any Person, as of any date of determination, without duplication: (a) all obligations of such Person for borrowed money, (b) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments, (c) all obligations of such Person upon which interest charges are customarily paid or accrued,
(d) all obligations of such Person under conditional sale or other title retention agreements relating to property purchased by such Person,
(e) all obligations of such Person issued or assumed as the deferred purchase price of property or services, (f) all obligations of others secured by any Lien on property owned or acquired by such Person, whether or not the obligations secured thereby have been assumed, (g) all Capitalized Lease Obligations of such Person, (h) all obligations of such Person, actual or contingent, as an account party in respect of letters of credit or bankers' acceptances (so long as such letters of credit or bankers' acceptances were originated to provide any form of credit support to any other Person and shall not include letters of credit or bankers' acceptances incurred in the ordinary course of any Person's business), (i) all obligations of any partnership or joint venture as to which such Person is or may become personally liable, and (j) all Contingent Obligations of such Person.

          "Indemnitees":  As defined in Section 9.11.

          "Indenture": The Master Trust Indenture and Security Agreement, dated as of June 23, 1999, and amended through December 5, 2002, among Ag Acceptance, the Borrower, MBIA and U.S. Bank, N.A. (d/b/a Firstar
Bank, N.A.), as Trustee, as the same may be further amended, supplemented or otherwise modified from time to time in accordance with this Agreement.

          "Insurance Agreement": The Master Insurance and Reimbursement Agreement, dated as of June 23, 1999 and amended through November 5, 2002, among Ag Acceptance, the Borrower, MBIA and U.S. Bank, N.A. (formerly known as Firstar Bank, N.A.), as Trustee, as the same may be further amended, supplemented or otherwise modified from time to time in accordance with this Agreement.

          "Interest Coverage Ratio": As of any date of determination, the ratio of EBIT to Interest Expense, each for the preceding full twelve (12) month period.

          "Interest Expense": For any period of determination, the consolidated gross "financing expense" of the Borrower and its Restricted Subsidiaries including, without duplication, (a) interest paid, accrued or scheduled to be paid in respect of any Indebtedness, (b) all but the principal component of payments in respect of conditional sale contracts, Capitalized Leases and other title retention agreements, (c) commissions, discounts and other fees and charges with respect to letters of credit and bankers' acceptance financings and (d) net costs under interest rate protection agreements, in each case determined in accordance with GAAP.

          "Interest Period": With respect to each Eurodollar Rate Advance, the period commencing on the date of such Advance or on the last day of the immediately preceding Interest Period, if any, applicable to an outstanding Advance and ending one, two, three, or six months thereafter, as the Borrower may elect in the applicable notice of borrowing, continuation or conversion; provided that:

               (i) Any Interest Period that would otherwise end on a day which is not a Eurodollar Business Day shall be extended to the next succeeding Eurodollar Business Day unless such Eurodollar Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Eurodollar Business Day;

               (ii) Any Interest Period that begins on the last Eurodollar Business Day of a calendar month (or a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Eurodollar Business Day of a calendar month; and

               (iii) No Interest Period applicable to an Advance on any Loan may be selected if such Interest Period would end after the then-scheduled Termination Date.

          "Investment": The acquisition, purchase, making or holding of any stock or other security, any loan, advance, contribution to capital, incurrence of a Contingent Obligation, extension of credit (except for trade and customer accounts receivable for inventory sold or services rendered in the ordinary course of business and payable in accordance with customary trade terms), any acquisitions of real or personal property (other than real and personal property acquired in the ordinary course of business) and any purchase or commitment or option to purchase stock or other debt or equity securities of or any interest in another Person or any integral part of any business or the assets comprising such business or part thereof. The amount of any Investment shall be the original cost of such Investment plus the cost of all additions thereto, without any adjustments for increases or decreases in value, or write-ups, write-downs or write-offs with respect to such Investment.

          "Lender":  As defined in the preamble.

          "Liabilities":  As such term is defined in Section 9.11.

          "Lien": With respect to any Person, any security interest, mortgage, pledge, lien, assignment, charge, encumbrance, title retention agreement or analogous instrument or device (including the interest of each lessor under any Capitalized Lease), in, of or on any assets or properties of such Person, now owned or hereafter acquired, whether arising by agreement or operation of law.

          "Liquidity Agreement": Has the meaning specified in the Indenture.

          "Liquidity Commitment" and "Liquidity Commitments": Have the meanings specified in the Liquidity Agreement.

          "Loan": Each (or any) A Loan or each (or any) B Loan, as the context may require.

          "2003 Loan" A Loan (as defined in the Indenture) made to an Obligor to produce a crop during the calendar 2003 growing season evidenced by an Obligor Note bearing an original due date of December 1, 2003 or subsequent date.

          "2004 Loan" A Loan (as defined in the Indenture) made to an Obligor to produce a crop during the calendar 2004 growing season.

          "Loan Documents": All agreements, instruments and documents heretofore, herewith or hereafter executed and delivered by the Borrower or any Subsidiary pursuant to, or in connection with this Agreement, including, without limitation, this Agreement, the Notes, the Fee Letter and the Security Documents, together with any subordination agreements, assignments of rents and leases, powers of attorney, consents, assignments, contracts, notices, financing statements and any and all other writings pursuant to or in aid of any of the foregoing.

          "Management Group": Any one or more of Henry C. Jungling, Jr., Gaylen D. Miller and Kevin D. Schipper.

          "Management Group Indebtedness": means Indebtedness in an aggregate original principal amount of $4,404,000 incurred by the Borrower in February, 2002 and owing to one or more members of the Management Group.

          "MBIA": MBIA Insurance Corporation, a New York stock insurance corporation.

          "Multiemployer Plan": A multiemployer plan, as such term is defined in Section 4001 (a) (3) of ERISA, which is maintained (on the Restatement Date, within the five years preceding the Restatement Date, or at any time after the Restatement Date) for employees of the Borrower or any ERISA Affiliate.

          "Net Income": For any period of determination, the after-tax consolidated net income from the continuing operations of the Borrower and its Restricted Subsidiaries.

          "Non-United States Person": A Person which is not (i) a citizen or resident of the United States, (ii) a corporation, partnership or other entity created or organized under the laws of the United States, or any State thereof, or (iii) an estate or trust the income of which is subject to United States federal income taxation regardless of its source.

          "Note": Either an A Note or a B Note, or both, as the context requires.

          "Obligations": Each and every debt, liability, and other obligation of every type and description arising under or in connection with any of the Transaction Documents (including, without limitation all unpaid fees under the Fee Letter) which the Borrower may now or at any time hereafter owe to the Agent, the Custodian, or a Lender, whether such debt, liability, or other obligation now exists or is hereafter created or incurred, whether it is direct or indirect, due or to become due, absolute or contingent, primary or secondary, liquidated or unliquidated, or sole, joint, several, or joint and several.

          "Obligor":  As defined in the Indenture.

          "Obligor Concentration Limit" At any time, with respect to an Obligor, 2% of the Greatest Amount of Eligible Advances at such time; provided, however, that the Obligor Concentration Limit shall be calculated as if such Obligor and all of such Obligor's Affiliates were one Obligor.

          "Obligor Concentration Limit Excess" At any time, with respect to an Obligor, the amount (if any) by which the aggregate outstanding Principal Balance of the Eligible Advances to such Obligor (calculated on a pro forma basis as if the terms "Advance" and "Loan" in the Indenture included both the loans owned by Ag Acceptance and the loans owned by the Borrower) exceeds the Obligor Concentration Limit.

          "Obligor Risk Participations": participations in Loans (as defined in the Indenture) (a) not held by Ag Acceptance, (b) not included in either Borrowing Base A or Borrowing Base B, and (c) for which the Obligor thereon is not an Obligor on or guarantor of any other Loan in either Borrowing Base A or Borrowing Base B, and (d) in which participations have not been sold by the Borrower to Ag Acceptance or another Affiliate of the Borrower.

          "Operating Cash Flow": For any period of determination, the sum of the Borrower's and its Restricted Subsidiaries' consolidated (a) Net Income, (b) Interest Expense, (c) taxes and (d) depreciation and amortization, each for such period.

          "Original Credit Agreement":  As defined in Background
Information above.

          "Payee":  As defined in Section 2.19(a).

          "PBGC": The Pension Benefit Guaranty Corporation, established pursuant to Subtitle A of Title IV of ERISA, and any successor thereto or to the functions thereof.

          "Permitted Funded Indebtedness": As of any date of determination, Funded Indebtedness, which, when added to all existing Funded Indebtedness, does not cause the ratio of Funded Indebtedness (as determined at that time) to Operating Cash Flow (as determined for the then most recently completed full twelve (12) month period) to exceed 8.00 to 1.00; provided, that, notwithstanding the foregoing, "Permitted Funded Indebtedness" of Restricted Subsidiaries other than Ag Acceptance shall at no time exceed fifteen percent (15%) of the lesser of (a) Consolidated Tangible Net Worth or (b) Total Assets.

          "Permitted Investments":  Investments permitted pursuant to
Section 6.5.

          "Permitted Liens":  As defined in Section 6.2.

          "Permitted Short-Term Indebtedness": Short-Term Indebtedness which, for a period of at least thirty (30) consecutive days in any twelve
(12) month period, has been amortized such that it would constitute Permitted Funded Indebtedness if it were Funded Indebtedness.

          "Person": Any natural person, corporation, partnership, limited partnership, limited liability company, joint venture, firm, association, trust, unincorporated organization, government or governmental agency or political subdivision or any other entity, whether acting in an individual, fiduciary or other capacity.

          "PHI":  PHI Financial Services, Inc.

          "PHI Agreement": The Security Interest Subordination Agreement dated August 8, 2000 from PHI to the Agent and the Lenders, as the same may be amended, supplemented or otherwise modified from time to time with the prior written consent of the Agent.

          "Plan": Each employee benefit plan (whether in existence on the Restatement Date or thereafter instituted), as such term is defined in
Section 3 of ERISA, maintained for the benefit of employees, officers or directors of the Borrower or of any ERISA Affiliate.

          "Powerfarm":  Powerfarm, Inc., a Delaware corporation.

          "Prohibited Transaction": The respective meanings assigned to such term in Section 4975 of the Code and Section 406 of ERISA.

          "Purchase and Contribution Agreement": That certain Amended and Restated Purchase and Contribution Agreement, dated as of June 23, 1999 and amended through November 5, 2002, by and among the Borrower and Ag Acceptance, as the same may be further amended, supplemented or otherwise modified from time to time in accordance with this Agreement.

          "Rabobank": Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, in its individual capacity.

          "Regulatory Change": Any change after the Restatement Date in federal, state or foreign laws or regulations or the adoption or making after such date of any interpretations, directives or requests applying to a class of banks including any Lender under any federal, state or foreign laws or regulations (whether or not having the force of law) by any court or governmental or monetary authority charged with the interpretation or administration thereof.

          "Reportable Event": A reportable event as defined in Section 4043 of ERISA and the regulations issued under such Section, with respect to a Plan, excluding, however, such events as to which the PBGC by regulation has waived the requirement of Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event, provided that a failure to meet the minimum funding standard of
Section 412 of the Code and of Section 302 of ERISA shall be a Reportable Event regardless of the issuance of any waiver in accordance with Section 412(d) of the Code.

          "Required Lenders": At any time, Lenders whose Total Commitment Percentages aggregate at least 75% or, if there are no remaining
Commitments at such time, Lenders whose aggregate share of the Total Outstandings is at least 75%; provided, however, that with respect to provisions of this Agreement relating exclusively to A Loans, the required Lenders shall be all of the A Lenders.

          "Required Payment":  As defined in Section 2.2(b).

          "Restatement Date":  As defined in Section 9.15.

          "Restricted Subsidiary": Any Subsidiary of the Borrower so designated in accordance with Section 5.12.

          "2003 Secured Loan" A 2003 Loan secured by Customer Collateral.

          "Secured Obligations": As defined in the Borrower Security Agreement or in any other relevant Loan Document, as the context may require.

          "Secured Parties":  As defined in the Borrower Security Agreement.

          "Securitization Documents": The Indenture, the Purchase and Contribution Agreement, the Insurance Agreement and all other agreements, instruments, certificates and other documents executed and delivered pursuant to or in connection therewith.

          "Securitization Notes":  The "Notes" as defined in the Indenture.

          "Securitization Outstanding Amount": At any date, the Outstanding Principal Amount (as defined in the Indenture) of all Securitization Notes.

          "Security Documents":  The Borrower Security Agreement, the
Custody Agreement, any Subsidiary Guaranty, any Subsidiary Security Agreement and any other collateral agreement herewith or hereafter executed and delivered by the Borrower or any Restricted Subsidiary pursuant to, or in connection with this Agreement, including without limitation mortgages, assignments of rents and leases, financing statements, and any and all other writings pursuant to or in aid of the foregoing.

          "Short-Term Indebtedness": As of any date of determination, the aggregate principal amount of all Indebtedness of the Borrower and its Restricted Subsidiaries (excluding the Notes) that matures within one year after such date.

          "Solvent": With respect to any Person at any time, a condition under which:

          (a) the fair value and present fair salable value of such Person's total assets is, on the date of determination, greater than such Person's total liabilities (including contingent and unliquidated liabilities) at such time;

          (b) the fair value and present fair saleable value of such Person's assets is greater than the amount that will be required to pay such Person's probable liability on its existing debts as they become absolute and matured "debts," for this purpose, includes all legal liabilities, whether matured or unmatured, liquidated or unliquidated, absolute, fixed, or contingent);

          (c) such Person is and shall continue to be able to pay all of its liabilities as such liabilities mature; and

          (d) such Person does not have unreasonably small capital with which to engage in its current and in its anticipated business.

For purposes of this definition:

          (i) the amount of a Person's contingent or unliquidated liabilities at any time shall be that amount which, in light of all the facts and circumstances then existing, represents the amount that can reasonably be expected to become an actual or matured liability;

          (ii) the "fair value" of an asset shall be the amount which may be realized within a reasonable time either through collection or sale of such asset at its regular market value;

          (iii) the "regular market value" of an asset shall be the amount that a capable and diligent business person could obtain for such asset from an interested buyer who is willing to purchase such asset under ordinary conditions; and

          (iv) the "present fair saleable value" of an asset means the amount which can be obtained if such asset is sold with reasonable promptness in an arms-length transaction in an existing and not theoretical market.

          "Subordinated Indebtedness": Indebtedness subject to the terms of a Subordination Agreement.

          "Subordination Agreement": An agreement for the subordination of Indebtedness satisfactory in form and substance to the Agent and the Required Lenders.

          "Subsidiary": Any corporation or other entity of which securities or other ownership interests having ordinary voting power for the election of a majority of the board of directors or other Persons performing similar functions are owned by the Borrower either directly or through one or more Subsidiaries.

          "Subsidiary Guaranty": A guaranty in substantially the form attached hereto as Exhibit 5.12A executed and delivered by Powerfarm or by another Restricted Subsidiary pursuant to Section 3.2(d) and Section 5.12, with such changes as the Agent may require in light of such Restricted Subsidiary's actual or projected business, as the same may be amended, supplemented or otherwise modified from time to time in accordance with its terms.

          "Subsidiary Security Agreement": A security agreement in substantially the form attached hereto as Exhibit 5.12B executed and delivered by Powerfarm or by another Restricted Subsidiary pursuant to Section 3.2(d) and Section 5.12, with such changes as the Agent may require in light of such Restricted Subsidiary's actual or projected business or in light of the nature of the collateral, as the same may be amended, supplemented or otherwise modified from time to time in accordance with its terms.

          "Substantial Part of the Assets": At any time, ten percent (10%) or more of the monthly average Total Assets for the then most recently ended full twelve (12) month period.

          "Swap Agreement":  As defined in the Borrower Security Agreement.

          "Swap Party":  As defined in the Borrower Security Agreement.

          "Taxes":  As defined in Section 2.19(a).

          "Termination Date": With respect to (i) Facility A, the earliest of (a) December 11, 2003, (b) the date on which the Facility A Commitments are terminated pursuant to Section 7.2, or (c) the date on which the Facility A Commitment Amounts are reduced to zero pursuant to Section 2.8, and (ii) Facility B, the earliest of (a) March 31, 2003, (b) the date on which the Facility B Commitments are terminated pursuant to Section 7.2, or
(c) the date on which the Facility B Commitments are reduced to zero pursuant to Section 2.8.

          "Total Assets": At any time, the consolidated total assets (both tangible and intangible) of the Borrower and its Restricted Subsidiaries.

          "Total Commitment Percentage": As of any date of determination with respect to a Lender, the percentage equivalent of a fraction, the numerator of which is the sum of such Lender's Facility A Commitment Amount and Facility B Commitment Amount and the denominator or which is the sum of the Aggregate Facility A Commitment Amount and the Aggregate Facility B Commitment Amount.

          "Total Facility A Outstandings": As of any of determination, the aggregate unpaid principal balance of the A Loans outstanding on such date.

          "Total Facility B Outstandings": As of any date of determination, the aggregate unpaid principal balance of the B Loans outstanding on such date.

          "Total Indebtedness to Consolidated Tangible Net Worth Ratio" As of any date of determination, the ratio of the Borrower's total Indebtedness to the Borrower's Consolidated Tangible Net Worth, each as of such date.

          "Total Outstandings": As of any date of determination, the sum of Total Facility A Outstandings and Total Facility B Outstandings on such date.

          "Transaction Documents": The Loan Documents and the Securitization Documents.

          "Unrestricted Subsidiary": Any Subsidiary of the Borrower so designated in accordance with Section 5.12.

          "2003 Unsecured Loan": A 2003 Loan not secured by Customer
Collateral.

          Section 1.2 Accounting Terms and Calculations. Except as may be expressly provided to the contrary herein, all accounting terms used herein shall be interpreted and all accounting determinations hereunder shall be made in accordance with GAAP. To the extent any change in GAAP affects any computation or determination required to be made pursuant to this Agreement, such computation or determination shall be made as if such change in GAAP had not occurred unless the Borrower and Required Lenders agree in writing on an adjustment to such computation or determination to account for such change in GAAP.

          Section 1.3 Computation of Time Periods. In this Agreement, in the computation of a period of time from a specified date to a later specified date, unless otherwise stated the word "from" means "from and including" and the word "to" or "until" each means "to but excluding".

          Section 1.4 Other Definitional Terms. The words "hereof," "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement. References to Sections, Exhibits, schedules and like references are to this Agreement unless otherwise expressly provided. The words "include," "includes" and "including" shall be deemed to be followed by the phrase "without limitation". Unless the context in which used herein otherwise clearly requires, "or" has the inclusive meaning represented by the phrase "and/or". Defined terms include in the singular number the plural and in the plural number the singular. Reference to any agreement (including this Agreement and the Schedules and Exhibits and the other Loan Documents), document or instrument means such agreement, document or instrument as amended or modified and in effect from time to time in accordance with the terms thereof (and, if applicable, in accordance with the terms hereof and the other Loan Documents), except where otherwise explicitly provided, and reference to any promissory note includes any promissory note which is an extension or renewal thereof or a substitute or replacement therefor. Reference to any law, rule, regulation, order, decree, requirement, policy, guideline, directive or interpretation means as amended, modified, codified, replaced or reenacted, in whole or in part, and in effect on the determination date, including rules and regulations promulgated thereunder.

                                   ARTICLE II

                        TERMS OF THE CREDIT FACILITIES


          Section 2.1 Lending Commitments. On the terms and subject to the conditions set forth in this Agreement:

          (a) A Loans. Each Lender with a Facility A Commitment Amount set forth opposite its signature hereto agrees, severally and for itself alone, to make revolving loans (each, an "A Loan" and, collectively, the "A Loans") to the Borrower from time to time on any Business Day from the Restatement Date to the Termination Date applicable to Facility A, during which period the Borrower may borrow, repay and reborrow in accordance with the provisions hereof, provided, however, that no A Loan will be made in any amount which, after giving effect thereto, would cause (i) the Total Facility A Outstandings to exceed the Aggregate Facility A Commitment

Amount, (ii) such Lender's share of the Total Facility A Outstandings to exceed such Lender's Facility A Percentage, or (iii) the Total Facility A Outstandings to exceed Borrowing Base A. A Loans hereunder shall be made by the several Lenders ratably in accordance with their respective Facility A Percentages. A Loans may be obtained and maintained, at the election of the Borrower, but subject to the limitations hereof, as Base Rate Advances or Eurodollar Rate Advances.

          (b) B Loans. Each Lender with a Facility B Commitment Amount set forth opposite its signature hereto agrees, severally and for itself alone, to make revolving loans (each such loan and each Existing Loan herein being a "B Loan" and, collectively, the "B Loans") to the Borrower from time to time on any Business Day from the Restatement Date to the Termination Date applicable to Facility B, during which period the Borrower may borrow, repay and reborrow in accordance with the provisions hereof, provided, however, that no B Loan will be made in any amount which, after giving effect thereto, would cause (i) the Total Facility B Outstandings to exceed the Aggregate Facility B Commitment Amount, (ii) such Lender's share of the Total Facility B Outstandings to exceed such Lender's Facility B Percentage, or (iii) the Total Facility B Outstandings to exceed Borrowing Base B. B Loans hereunder shall be made by the several Lenders ratably in accordance with their respective Facility B Percentages. Notwithstanding anything in this Agreement or any other Loan Document to the contrary, each disbursement of B Loans shall be made exclusively by Rabobank to the extent that, after giving effect to such disbursement, the Total Facility B Outstandings would exceed $45,000,000. The Borrower acknowledges that as of the Restatement
Date the Total Facility B Outstandings are $75,000,000.  Each Revolving
Loan (as defined in the Original Credit Agreement) constituting a portion of the Total Facility B Outstandings (each an "Existing Loan") shall on and as of the Restatement Date constitute a B Loan for all purposes of this Agreement. B Loans may be obtained and maintained solely as Base Rate Advances.

          Section 2.2  Procedure for Loans.

          (a) Procedure for Disbursements. Any request by the Borrower for Loans hereunder shall be in writing or by telephone and must be given by the Borrower so as to be received by the Agent not later than 10:00 a.m.
(New York time) three Eurodollar Business Days prior to the requested Loan date (if the Loans are requested as Eurodollar Rate Advances) or on the requested Loan date (if the Loans are requested as Base Rate Advances).
Each request for Loans hereunder shall be irrevocable and shall be deemed a representation by the Borrower that on the requested Loan date and, after giving effect to the requested Loans, the applicable conditions specified in
Article III have been and will be satisfied. Each request for Loans hereunder shall specify (i) the requested Loan date, (ii) the aggregate amount of any A Loans to be made on such date, (iii) the aggregate amount of B Loans to be made on such date, which Loans (whether A Loans or B Loans) shall be in a minimum amount of either $1,000,000 or, if more, an integral multiple of $50,000 in excess thereof (if such Loans are to be funded as Eurodollar Rate Advances) or

$250,000 or integral multiples thereof (if such Loans are to be funded as Base Rate Advances), (iii) whether such Loans are to be funded as Base Rate Advances or Eurodollar Rate Advances (and B Loans may only be funded as
Base Rate Advances) and (iv) in the case of Eurodollar Rate Advances, the duration of the initial Interest Period applicable thereto. The Agent may rely on any telephone request for Loans hereunder by the Borrower which it believes in good faith to be genuine; and the Borrower hereby waives the right to dispute the Agent's record of the terms of such telephone request. Promptly upon receipt of such notice (but in no event later than 11:00 a.m., New York City time, with respect to Base Rate Advances, and the close of business, with respect to Eurodollar Rate Advances, in each case on the Business Day of receipt of such notice), the Agent shall advise each Lender of the proposed Advances. At or before 1:30 p.m., New York City time, on the date of the requested Loans, each Lender shall provide the Agent at the Agent's principal office in New York City with Immediately Available Funds covering such Lender's Facility A Percentage and/or Facility B Percentage (as the case may be) of the requested Loans. Subject to satisfaction of the conditions precedent set forth in Article III, the Agent shall transfer to the Borrower all funds received from the Lenders in respect of the relevant Loans prior to 2:30 p.m., New York City time, on the date that the Borrower requested that such Loans be disbursed.

          (b) Distributions by the Agent. Unless the Agent shall have been notified by a Lender or the Borrower prior to the date on which such Lender or the Borrower is scheduled to make payment to the Agent of (in the case of a Lender) the proceeds of a Loan to be made by it hereunder or (in the case of the Borrower) a payment to the Agent for the account of one or more of the Lenders hereunder (such payment by a Lender or by the Borrower (as the case may be) being herein called a "Required Payment"), which notice shall be effective upon receipt, that it does not intend to make the Required Payment to the Agent, the Agent may assume that the Required Payment has been made and may, in reliance upon such assumption, (but shall not be required to) make the amount thereof available to the intended recipient(s) on such date and, if such Lender or the Borrower (as the case may be) has not in fact made the Required Payment to the Agent, the recipient(s) of such payment shall, on demand, repay to the Agent the amount so made available together with interest thereon for each day during the period commencing on the date such amount was so made available by the Agent until the date the Agent recovers such amount at a rate (i) equal to the Federal Funds Rate for such day, in the case of a Lender, or (ii) equal to the applicable rate of interest as provided in this Agreement, in the case of the Borrower.

          Section 2.3 Notes. Each Lender's A Loans shall be evidenced by a single A Note payable to the order of such Lender in a principal amount equal to such Lender's Facility A Commitment Amount. Each Lender's B Loans shall be evidenced by the B Note currently outstanding in favor of such Lender under the Original Credit Agreement. Upon receipt of each A Lender's A Notes from the Borrower, the Agent shall mail such Notes to such Lender. Each Lender shall enter in its ledgers and records the amounts of its respective Loans and the various Advances made, converted or continued and the payments made thereon, and each Lender is authorized by the Borrower to enter on a schedule attached to its A Note or B Note, as appropriate, a record of such A Loans and B Loans, Advances and payments; provided, however, that the failure by any Lender to make any such entry or any error in making such entry shall not limit or otherwise affect the obligation of the Borrower hereunder and on the Notes, and, in all events, the principal amounts owing by the Borrower in respect of the A Notes shall be the aggregate amount of all A Loans made by the Lenders less all payments of principal thereof made by the Borrower, and the principal amounts owing by the Borrower in respect of the B Notes shall be the aggregate amount of all B Loans made by the Lenders less all payments of principal thereof made by the Borrower.

          Section 2.4 Conversions and Continuations. On the terms and subject to the conditions set forth in this Agreement, the Borrower shall have the option at any time and from time to time to convert all or any portion of the A Loan Advances into Base Rate Advances or Eurodollar Rate Advances, or to continue an A Loan Advance constituting a Eurodollar Rate Advance as such; provided, however, that a Eurodollar Rate Advance may be converted or continued only on the last day of the Interest Period applicable thereto and no Advance may be converted to or continued as a Eurodollar Rate Advance if a Default or Event of Default has occurred and is continuing on the proposed date of continuation or conversion. A Loan Advances may be converted to, or continued as, Eurodollar Rate Advances only in a minimum aggregate amount of $1,000,000 and integral multiples of $50,000 in excess thereof. The Borrower shall give the Agent written or telephonic notice of any continuation or conversion of any A Loan Advances and such notice must be given so as to be received by the Agent not later than 10:00 a.m. (New York time) three Eurodollar Business Days prior to the requested date of conversion or continuation in the case of the continuation of, or conversion to, Eurodollar Rate Advances and on the date of the requested conversion to Base Rate Advances. Each such notice shall specify (a) the amount to be continued or converted, (b) the date for the continuation or conversion (which must be (i) the last day of the preceding Interest Period for any continuation or conversion of Eurodollar Rate Advances, (ii) a Eurodollar Business Day in the case of continuations as or conversions to Eurodollar Rate Advances and (iii) a Business Day in the case of conversions to Base Rate Advances), and (c) in the case of conversions to or continuations as Eurodollar Rate Advances, the Interest Period applicable thereto. Any notice given by the Borrower under this Section shall be irrevocable. If the Borrower shall fail to notify the Agent of the continuation of any Eurodollar Rate Advances within the time required by this Section, such Advances shall, on the last day of the Interest Period applicable thereto, automatically be converted into Base Rate Advances of the same principal amount. All conversions and continuations of A Loan Advances must be made uniformly and ratably among the relevant Lenders. B Loans may be obtained and maintained solely as Base Rate Advances and may not be converted into Eurodollar Rate Advances.

          Section 2.5 Interest Rates, Interest Payments and Default Interest. Interest shall accrue and be payable on the Loans as follows:

          (a) Subject to subsection (c) below, the unpaid principal amount of each Eurodollar Rate Advance shall bear interest during each Interest Period applicable thereto at a rate per annum equal to the sum of (i) the Adjusted Eurodollar Rate for such Interest Period plus (ii) the Applicable Margin.

          (b) Subject to subsection (c) below, the unpaid principal amount of each Base Rate Advance shall bear interest at a varying rate per annum equal to the sum of (i) the Base Rate plus (ii) the Applicable Margin.

          (c) From and after the occurrence of an Event of Default and continuing thereafter until such Event of Default shall be remedied to the written satisfaction of the Agent and the Required Lenders, the outstanding principal balance of each Loan shall bear interest, until paid in full, at a rate of interest two percent (2%) per annum higher than (i) in the case of a Eurodollar Rate Advance, the rate that otherwise would have applied to such Eurodollar Rate Advance until the end of the then current Interest Period for such Eurodollar Rate Advance, and (ii) in the case of a Base Rate Advance, and a Eurodollar Rate Advance after the end of its current Interest Period, at a rate equal to the sum of (i) the Base Rate and (ii) three percent (3.00%) per annum. In addition, any and all fees, indemnification obligations, and other obligations (including, to the extent permitted by applicable law, unpaid interest obligations) not paid when due shall bear interest, until paid in full, at an annual rate equal to the sum of (i) the Base Rate and (ii) three percent (3.00%) per annum.

          (d) Interest shall be payable (i) with respect to each Eurodollar Rate Advance having an Interest Period of three months or less, on the last day of such Interest Period; (ii) with respect to any Eurodollar Rate Advance having an Interest Period greater than three months, on the last day of such Interest Period and on each day that would have been the last day of such Interest Period had successive Interest Periods of three months duration been applicable to such Advance; (iii) with respect to any Base Rate Advance, on the last day of each month; (iv) with respect to all Advances, upon any permitted prepayment (on the principal amount prepaid); and (v) on the applicable Termination Date; provided that interest under
Section 2.5(c) shall be payable on demand.

          Section 2.6 Repayment. The unpaid principal balance of each Note, together with all accrued and unpaid interest thereon, shall be due and payable on the Termination Date applicable thereto unless earlier repaid in accordance with Sections 2.7 or 2.8 hereof.

          Section 2.7  Prepayments.

          (a) Mandatory Prepayments

          (i) Borrowing Base Deficiency. If at any time a Borrowing Base Deficiency exists, the Borrower shall immediately pay on the principal of the Loans to which such Borrowing Base Deficiency relates an amount equal to such Borrowing Base Deficiency in the manner set forth in this Section 2.7(a). Unless a Default or Event of Default shall have occurred and be continuing at the time of any Borrowing Base Deficiency, the Borrower shall have the right to cure, and shall cure, such Borrowing Base Deficiency by repaying Loans (with Base Rate Advances being repaid first and then Eurodollar Rate Advances being repaid in order starting with the Eurodollar Rate Advances having the shortest time to the end of their Interest Periods) and/or by causing Ag Acceptance to repay advances made to it pursuant to the Securitization Notes. Amounts paid on the A Loans under this Section 2.7(a)(i) shall be for the account of each Lender in proportion to its share of the Total Facility A Outstandings and amounts paid on the B Loans under this Section 2.7(a)(i) shall be for the account of each Lender in proportion to its share of the Total Facility B Outstandings. Any such prepayments shall be applied first to Base Rate Advances and then (in the case of A
Loan prepayments) to Eurodollar Rate Advances starting with the Eurodollar Rate Advances having the shortest time to the end of their Interest Periods.

          (ii) Sale of 2003 Loan Obligor Risk Participations. The Borrower will make a mandatory prepayment of A Loans in an amount equal to each purchase price payment received in respect of Obligor Loan Participations sold in respect of Customer Loan (as defined in the Borrower Security Agreement) outstandings or commitments relating to 2003 Loans which have at any time been included in Borrowing Base A. Such mandatory prepayments shall be made not later than one Business Day after receipt of each such purchase price payment. Amounts paid on the A Loans under this Section 2.7(a)(ii) shall be for the account of each Lender in proportion to its share of the Total Facility A Outstandings. Any such prepayments shall be applied first to Base Rate Advances and then to Eurodollar Rate Advances starting with the Eurodollar Rate Advances having the shortest time to the end of their Interest Periods. Any prepayment of A Loans pursuant to this Section 2.7(a)(ii) is strictly independent of any reduction of the Facility B Commitment Amounts.

          (b) Optional Prepayments. The Borrower may prepay the Loans from time to time in a minimum aggregate amount of $250,000 for each such prepayment. Subject to the foregoing, the Borrower may prepay Base Rate Advances, in whole or in part, at any time, without premium or penalty. However, except upon (i) an acceleration following an Event of Default,
(ii) upon termination of the Commitments in whole, (iii) with respect to Eurodollar Rate Advances made under Facility A, upon termination of all Facility A Commitments in whole, or (iv) as otherwise agreed from time to time by all of the relevant Lenders or Lenders, as the case may be, the Borrower may prepay Eurodollar Rate Advances only on the last day of the Interest Period applicable thereto. All prepayments must be accompanied by (i) accrued and unpaid interest on the amount prepaid and
(ii) any amounts payable in connection with such prepayment under Section
2.17.  Amounts paid (unless following an
acceleration or, with respect to the relevant Facility, upon termination of the Commitments relating thereto in whole) or prepaid on Loans under this Section 2.7(b) may be reborrowed upon the terms and subject to the conditions and limitations of this Agreement. Amounts paid or prepaid on the A Loans under this Section 2.7(b) shall be for the account of each Lender in proportion to its share of the Total Facility A Outstandings. Amounts paid or prepaid on the B Loans under this Section 2.7(b) shall be for the account of each Lender in proportion to its share of the Total Facility B Outstandings.

          Section 2.8  Reduction or Termination of Commitments.

          (i) Facility A Commitment Amounts. The Borrower may, at any time, upon not less than five Business Days prior written notice to the Agent, reduce the Facility A Commitment Amounts, ratably, with any such reduction in a minimum aggregate amount for all the Lenders of $100,000, or, if more, in an integral multiple of $100,000; provided, however, that the Borrower may not at any time reduce the Aggregate Facility A Commitment Amount below the Total Facility A Outstandings. The Borrower may, upon not less than thirty Business Days prior written notice to the Agent, terminate the Facility A Commitments in their entirety. Upon termination of the Facility A Commitments pursuant to this Section 2.8, the Borrower shall pay to the Agent for the account of the Lenders the full amount of all outstanding Advances of A Loans, all accrued and unpaid interest thereon, all unpaid Facility A Commitment Fees accrued to the date of such termination, any indemnities payable with respect to Advances pursuant to Sections 2.14, 2.15, 2.16, and 2.17 and all other unpaid Obligations of the Borrower hereunder in respect of A Loans.

          (ii) Facility B Commitment Amounts. The Borrower may, at any time, upon not less than five Business Days prior written notice to the Agent, reduce the Facility B Commitment Amounts, ratably, with any such reduction in a minimum aggregate amount for all the Lenders of $100,000, or, if more, in an integral multiple of $100,000; provided, however, that the Borrower may not at any time reduce the Aggregate Facility B Commitment Amount below the Total Facility B Outstandings. The Borrower may, upon not less than thirty Business Days prior written notice to the Agent, terminate the Facility B Commitments in their entirety. Upon termination of the Facility B Commitments pursuant to this Section 2.8, the Borrower shall pay to the Agent for the account of the Lenders the full amount of all outstanding Advances of B Loans, all accrued and unpaid interest thereon, all unpaid Facility B Commitment Fees accrued to the date of such termination, any indemnities payable with respect to Advances pursuant to Sections 2.14, 2.15, 2.16, and 2.17 and all other unpaid Obligations of the Borrower hereunder in respect of B Loans.

          Section 2.9  Fees.

          (a) Fees. The Borrower shall pay the Agent any fees set forth in the fee letter (the "Fee Letter") separately agreed to between the Borrower and the Agent as and when the same are due and payable under the terms of the Fee Letter.

          (b) Facility A Commitment Fees. The Borrower shall pay to the Agent for the account of each A Lender, for the period commencing on the Restatement Date and continuing through the Termination Date applicable to Facility A, a non-use fee (the "Facility A Commitment Fee") computed at a rate per annum equal to 0.50% on such Lender's average daily Facility A Unused Commitment during each Fiscal Quarter. Facility A Commitment Fees shall be payable in arrears on the last day of each Fiscal Quarter and on the Termination Date applicable to Facility A.

          (c) Facility B Commitment Fees. The Borrower shall pay to the Agent for the account of each B Lender, for the period commencing on the Restatement Date and continuing through the Termination Date applicable to Facility B, a non-use fee (the "Facility B Commitment Fee") computed at a rate per annum equal to 0.50% on such Lender's average daily Facility B Unused Commitment during each Fiscal Quarter. Facility B Commitment Fees shall be payable in arrears on the last day of each Fiscal Quarter and on the Termination Date applicable to Facility B.

          Section 2.10 Computation. Facility A Commitment Fees, Facility B Commitment Fees and interest on the Loans shall be computed on the basis of actual days elapsed in a year of 360 days.

          Section 2.11 Payments. Payments and prepayments of principal of, and interest on, the Notes and all fees, expenses and other obligations under this Agreement payable to the Agent or the Lenders shall be made without setoff or counterclaim in Immediately Available Funds not later than 1:00 p.m. (New York time) on the dates called for under this Agreement.

          Section 2.12 Use of Loan Proceeds. The proceeds of the Loans shall be used to supplement and eventually replace the credit facilities provided under the Securitization Documents and for the Borrower's general corporate purposes, in each case, in a manner not in conflict with any of the Borrower's covenants in this Agreement.

          Section 2.13 Interest Rate Not Ascertainable, Etc. If, on or prior to the date for determining the Adjusted Eurodollar Rate in respect of the Interest Period for any Eurodollar Rate Advance, the Agent reasonably determines that, or the Required Lenders reasonably determine and advise the Agent (which determination in either case shall be conclusive and binding) that:

          (a) deposits in dollars (in the applicable amount) are not being offered in the London interbank dollar market for such Interest Period, or

          (b) the Adjusted Eurodollar Rate will not adequately and fairly reflect the cost to the Lenders of funding or maintaining Eurodollar Rate Advances for such Interest Period, or

          (c) by reason of circumstances affecting the London interbank dollar market adequate and reasonable means do not exist for ascertaining the applicable Eurodollar Rate,

the Agent shall promptly give written or telephonic notice of such determination to the Borrower and to the Lenders, whereupon the obligation of all Lenders to make or continue, or to convert any Advances to, Eurodollar Rate Advances shall be suspended until the Agent notifies the Borrower and the Lenders that the circumstances giving rise to such suspension no longer exist. While any such suspension continues, all further Advances by each Lender shall be made as Base Rate Advances. No such suspension shall affect the interest rate then in effect during the applicable Interest Period for any Eurodollar Rate Advance outstanding at the time such suspension is imposed.

          Section 2.14  Increased Cost.  If any Regulatory Change:

          (a) shall subject any Lender (or its Applicable Lending Office) to any tax, duty or other charge with respect to its Eurodollar Rate Advances, its Notes or its obligation to make Eurodollar Rate Advances or shall change the basis of taxation of payment to any Lender (or its Applicable Lending Office) of the principal of or interest on its Eurodollar Rate Advances or any other amounts due under this Agreement in respect of its Eurodollar Rate Advances or its obligation to make Eurodollar Rate Advances (except for changes in the rate of tax on the overall net income of such Lender or its Applicable Lending Office imposed by the jurisdiction in which such Lender's principal office or Applicable Lending Office is located); or

          (b) shall impose, modify or deem applicable any reserve, special deposit or similar requirement (including, without limitation, any such requirement imposed by the Board, but excluding with respect to any Eurodollar Rate Advance any such requirement to the extent included in calculating the applicable Adjusted Eurodollar Rate) against assets of, deposits with or for the account of, or credit extended by, any Lender's Applicable Lending Office or shall impose on any Lender (or its Applicable Lending Office) or the interbank Eurodollar market any other condition affecting its Eurodollar Rate Advances, its Notes or its obligation to make Eurodollar Rate Advances;

and the result of any of the foregoing is to increase the cost to such Lender (or its Applicable Lending Office) of making or maintaining any Eurodollar Rate Advance, or to reduce the amount of any sum received or receivable by such Lender (or its Applicable Lending Office) under this Agreement or under its Notes, then, within 30 days after demand by such Lender (with a copy to the Agent), the Borrower shall pay to such Lender such additional amount or amounts as will compensate such Lender for such increased cost or reduction. Each Lender will promptly notify the Borrower and the Agent of any event of which it has knowledge, occurring after the date hereof, which will entitle such Lender to compensation pursuant to this Section and will designate a different Applicable Lending Office if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the judgment of such Lender, be otherwise disadvantageous to such Lender. If any Lender fails to give such notice within 90 days after it obtains knowledge of such an event, such Lender shall, with respect to compensation payable pursuant to this Section, only be entitled to payment under this Section for costs incurred from and after the date 90 days prior to the date that such Lender does give such notice. A certificate of any Lender claiming compensation under this Section, setting forth the additional amount or amounts to be paid to it hereunder and stating in reasonable detail the basis for the charge and the method of computation, shall be conclusive in the absence of error.
In determining such amount, any Lender may use any reasonable averaging and attribution methods. Except as set forth in this Section 2.14, failure on the part of any Lender to demand compensation for any increased costs or reduction in amounts received or receivable with respect to any Interest Period shall not constitute a waiver of such Lender's rights to demand compensation for any increased costs or reduction in amounts received or receivable in any subsequent Interest Period.

          Section 2.15 Illegality. If any Regulatory Change shall make it unlawful or impossible for any Lender to make, maintain or fund any Eurodollar Rate Advances, such Lender shall notify the Borrower and the Agent, whereupon the obligation of such Lender to make or continue, or to convert any Advances to, Eurodollar Rate Advances shall be suspended until such Lender notifies the Borrower and the Agent that the circumstances giving rise to such suspension no longer exist. Before giving any such notice, such Lender shall designate a different Applicable Lending Office if such designation will avoid the need for giving such notice and will not, in the judgment of such Lender, be otherwise disadvantageous to such Lender. If such Lender determines that it may not lawfully continue to maintain any Eurodollar Rate Advances to the end of the applicable Interest Periods, all of the affected Advances shall be automatically converted to Base Rate Advances as of the date of such Lender's notice, and upon such conversion the Borrower shall indemnify such Lender in accordance with Section 2.17.

          Section 2.16  Capital Adequacy.  In the event that any
Regulatory Change reduces or shall have the effect of reducing the rate of return on any Lender's capital or the capital of its parent corporation (by an amount such Lender deems material) as a consequence of its Commitments and/or its Loans to a level below that which such Lender or its parent corporation could have achieved but for such Regulatory Change (taking into account such Lender's policies and the policies of its parent corporation with respect to capital adequacy), then the Borrower shall, within 30 days after written notice (together with a certificate setting forth in reasonable detail the basis for its determination) and demand from such Lender (with a copy to the Agent), pay to such Lender additional amounts sufficient to compensate such Lender or its parent corporation for such reduction. If any Lender fails to give such notice within 90 days after it obtains knowledge of such an event, such Lender shall, with respect to compensation payable pursuant to this Section, only be entitled to payment under this Section for diminished returns as a result of such reduction for the period from and after the date 90 days prior to the date that such Lender does give such notice. Any determination by such Lender under this Section and any certificate as to the amount of such reduction given to the Borrower by such Lender shall be final, conclusive and binding for all purposes, absent error.

          Section 2.17 Funding Losses; Eurodollar Rate Advances. The Borrower shall compensate each Lender, upon its written request, for all losses, expenses and liabilities (including any interest paid by such Lender to lenders of funds borrowed by it to make or carry Eurodollar Rate Advances to the extent not recovered by such Lender in connection with the re-employment of such funds and including loss of anticipated profits) which such Lender may sustain: (i) if for any reason, other than a default by such Lender, a funding of a Eurodollar Rate Advance does not occur on the date specified therefor in the Borrower's request or notice as to such Advance under Section 2.2 or 2.4, or (ii) if, for whatever reason (including, but not limited to, acceleration of the maturity of Advances following an Event of Default), any repayment of a Eurodollar Rate Advance, or a conversion pursuant to Section 2.4, occurs on any day other than the last day of the Interest Period applicable thereto. A Lender's request for compensation shall set forth the basis for the amount requested and shall be final, conclusive and binding, absent error.

          Section 2.18 Discretion of Lenders as to Manner of Funding. Each Lender shall be entitled to fund and maintain its funding of Eurodollar Rate Advances in any manner it may elect, it being understood, however, that for the purposes of this Agreement all determinations hereunder (including, but not limited to, determinations under Section 2.17) shall be made as if such Lender had actually funded and maintained each Eurodollar Rate Advance during the Interest Period for such Advance through the purchase of deposits having a maturity corresponding to the last day of the Interest Period and bearing an interest rate equal to the Eurodollar Rate for such Interest Period.

          Section 2.19  Taxes.

          (a) All payments made by the Borrower and each Restricted Subsidiary to the Agent or any Lender (herein, a "Payee") in respect of any Obligation shall be made without any setoff or other counterclaim, and shall be free and clear of and without deduction for or on account of any present or future taxes now or hereafter imposed by any governmental or other authority, except to the extent that any such deduction or withholding is compelled by law. As used herein, the term "Taxes" shall include all income, excise, and other taxes of whatever nature (other than taxes generally assessed on the overall net income of a Payee by the government or other authority of the country, state, or political subdivision in which such Payee is incorporated or in which the Applicable Lending Office through which such Payee is acting is located) as well as all levies, imposts, duties, charges, or fees of whatever nature. If the Borrower or any Restricted Subsidiary is compelled by law to make any deductions or withholdings on account of any Taxes (including any foreign withholding) it will:

          (i) pay to the relevant authorities the full amount required to be so withheld or deducted;

          (ii) pay such additional amounts (including, without limitation, any penalties, interest, or expenses) as may be necessary in order that the net amount received by the Payee after such deductions or withholdings (including any required deduction or withholding on such additional amounts) shall equal the amount the Payee would have received had no such deductions or withholdings been made; and

          (iii) promptly forward to the Agent (for delivery to the appropriate Payee) an official receipt or other documentation satisfactory to the Agent evidencing such payment to such authorities.

Moreover, if any Taxes are directly asserted against a Payee with respect to any payment made in respect of any Obligation, such Payee may pay such Taxes, and the Borrower and any relevant Restricted Subsidiary promptly shall pay such additional amount (including, without limitation, any penalties, interest or expenses) as may be necessary in order that the net amount received by such Payee after the payment of such Taxes (including any taxes on such additional amount) shall equal the amount such Payee would have received had no such Taxes been asserted (except to the extent that such Taxes result from the breach, by such Payee, of its agreement contained in clause (b) below or would not be asserted if such Payee's representation and warranty contained in clause (b) below were true). For purposes of this
Section 2.19, a distribution hereunder by the Agent or any Lender to or for the account of any Payee for the payment of Taxes shall be deemed to be a payment by the Borrower or the applicable Restricted Subsidiary of such Taxes.

          (b) Each Lender which is a Non-United States Person agrees (to the extent it is permitted to do so under the laws and any applicable double taxation treaties of the United States, the jurisdiction of its organization and the jurisdictions in which its Applicable Lending Offices are located) to execute and deliver to the Agent for delivery to the Agent, the Borrower and each Restricted Subsidiary (other than Ag Acceptance), before the first scheduled payment date in each year, either (i) a United States Internal Revenue Service Form W-8 BEN or (ii) a United States Internal Revenue Service Form W-8 ECI, or any successor forms, as appropriate, properly completed and claiming complete or partial, as the case may be, exemption from withholding and deduction of the United States Federal Taxes. Each Lender which is a Non-United States Person represents and warrants to the Borrower, each Restricted Subsidiary (other than Ag Acceptance) and the Agent that, as of the date of this Agreement (or the date of the assignment agreement pursuant to which such Person became a Lender, as the case may be), (i) its Applicable Lending Offices are entitled to receive payments of Obligations without deduction or withholding for or on account of any United States Federal
Taxes and (ii) it is permitted to take the actions described in the preceding sentence under the laws and any applicable double taxation treaties of the jurisdictions specified in the preceding sentence. Each Lender which is a Non-United States Person further agrees that, to the extent any form claiming complete or partial exemption from withholding and deduction of United States Federal Taxes delivered under this clause (b) is found to be incomplete or incorrect in any material respect, such Lender shall (to the extent it is permitted to do so under the laws and any double taxation treaties of the United States, the jurisdiction of its incorporation and the jurisdictions in which its Applicable Lending
Offices are located) execute and deliver to the Agent a complete and correct replacement form.


                                ARTICLE III

                            CONDITIONS PRECEDENT

          Section 3.1  Conditions Precedent to the Amendment and
Restatement of the Original Credit Agreement. The amendment and restatement of the Original Credit Agreement and the obligations of the several Lenders to fund their respective Advances on or after the Restatement Date are subject to the following conditions precedent:

          (a) Documents. The Agent shall have received the following in form and substance satisfactory to the Lenders, in sufficient counterparts for each Lender (except for the Notes, for which only one original shall be delivered):

          (i) An A Note issued to the order of each A Lender in the amount of such Lender's Facility A Commitment Amount, executed by an Authorized Officer and dated the Restatement Date;

          (ii) This Agreement and the Fee Letter, duly executed by the parties hereto;

          (iii) An amendment to the Borrower Security Agreement, duly executed by the Borrower, in form and substance satisfactory to the Lenders;

          (iv) A letter acknowledgement and consent from Powerfarm in favor of the Agent and the Lenders acknowledging receipt of this Agreement, the A Notes, the amendment referenced in (iii) above and the Fee Letter and consenting to the Borrower's execution and delivery of the same;

          (v) A certificate indicating that the execution, delivery and performance of this Agreement and the Loan Documents have been duly authorized by all necessary company action, certified as of the Restatement Date by the Secretary or an Assistant Secretary of the Borrower;

          (vi) An incumbency certificate showing the names and bearing the signatures of the officers of the Borrower authorized to execute this Agreement and the other Loan Documents and the signatures of the officers of the Borrower authorized to request Loans and conversions and continuations of Advances hereunder, certified as of the Restatement Date by the Secretary or an Assistant Secretary of the Borrower;

          (vii) Such corporate and other organizational documents and certificates as the Agent may request with respect to the due organization, good standing, power and authority of the Borrower;

          (viii) A certificate dated the Restatement Date of an Authorized Officer of the Borrower certifying as to the matters set forth in Sections 3.2(a) and 3.2(b) below and certifying that the Securitization Documents are in full force and effect, without modification or amendment other than as specifically referenced in the definitions set forth in this Agreement, and embody the entire agreement and understanding between the parties thereto with respect to the matters therein;

          (ix) Directions from the Borrower to the Agent as to disbursement of the initial A Loan proceeds, including any necessary wire transfer instructions;

          (x) The initial Borrowing Base Certificate required under
Section 5.3;

          (xi) Opinions of Dechert and of Linda Kobliska, Esquire, General Counsel to the Borrower, addressed to the Agent and the Lenders and dated the Restatement Date;

          (b) Compliance. The Borrower shall have performed and complied with all agreements, terms and conditions contained in the Loan Documents required to be performed or complied with prior to or simultaneously with the Restatement Date.

          (c) Security Documents. All Security Documents to which the Borrower is a party (or financing statements with respect thereto) shall have been appropriately filed or recorded to the satisfaction of the Agent or, at the Agent's option, delivered to it in form suitable for filing or recording; any pledged collateral shall have been duly delivered to the Agent; and the priority and perfection of the Liens created by such Security Documents shall have been established to the satisfaction of the Agent and its counsel.

          (d) Consent of MBIA. MBIA shall have delivered a letter satisfactory in form and substance to the Agent and the Lenders acknowledging that the execution and delivery of this Agreement by the Borrower, the Agent and the Lenders will be sufficient to prevent the Scheduled Wind Down Date (as defined in the Indenture) from occurring prior to January 31, 2003.

          (e) Other Matters. All corporate and legal proceedings relating to the Borrower and any Restricted Subsidiary and all instruments and agreements in connection with the transactions contemplated by this Agreement shall be satisfactory in scope, form and substance to the Agent, the Lenders and the Agent's special counsel, and the Agent shall have received all information and copies of all documents, including records of corporate proceedings, as any Lender or such special counsel may reasonably have requested in connection therewith, such documents where appropriate to be certified by proper corporate or governmental authorities.

          (f) Fees and Expenses. The Agent shall have received for itself and for the account of the applicable Lenders (i) all fees described in the Fee Letter which are due and payable on or prior to the Restatement Date,
(ii) all accrued but unpaid Commitment Fees under the Original Credit Agreement, and (iii) all other amounts due and payable by the Borrower on or prior to the Restatement Date, including the reasonable fees and expenses of counsel to the Agent payable pursuant to Section 9.2 to the extent then invoiced.

          Section 3.2 Conditions Precedent to all Loans. The obligation of the Lenders to make any Loans hereunder shall be subject to the fulfillment of the following conditions:

          (a) Representations and Warranties. The representations and warranties contained in Article IV and in the other Loan Documents shall be true and correct on and as of the Restatement Date and on the date of each Loan, with the same force and effect as if made on such date except to the extent such representations and warranties expressly relate to an earlier date, in which case such representations and warranties will be true and correct in all material respects as of such earlier date.

          (b) No Default. No Default or Event of Default shall have occurred and be continuing on the Restatement Date or on the date of any Loan or will exist after giving effect to the Loans made on such date.

          (c) Notices and Requests. The Agent shall have received the Borrower's request for such Loans as required under Section 2.2.

          (d) Subsidiary Guaranties and Security Agreements. Except as to Ag Acceptance, the Agent shall have received a Subsidiary Guaranty and a Subsidiary Security Agreement for any Subsidiary designated as a Restricted Subsidiary.

                                 ARTICLE IV

                        REPRESENTATIONS AND WARRANTIES

To induce the Agent and the Lenders to enter into this Agreement and to make Loans hereunder, the Borrower represents and warrants to the Agent and the Lenders that:

          Section 4.1 Organization, Standing, Etc. The Borrower and each Restricted Subsidiary is a corporation duly organized and validly existing and in good standing under the laws of the State of its incorporation and has all requisite corporate power and authority to carry on its business as now conducted, to enter into the Transaction Documents to which it is a party and to issue the Notes (in the case of the Borrower) and to perform its obligations under the Transaction Documents to which it is a party.
The Borrower and each Restricted Subsidiary hold all certificates of authority, licenses and permits necessary to carry on its business as presently conducted in each jurisdiction in which it is carrying on such business, except where the failure to hold such certificates, licenses or permits would not have a material adverse effect on the business, operations, property, assets or condition, financial or otherwise, of the Borrower or such Restricted Subsidiary.

          Section 4.2 Authorization and Validity. The execution, delivery and performance of the Transaction Documents to which it is a party have been duly authorized by all necessary corporate or other organizational action on the part of the Borrower and each Restricted Subsidiary (and by the Borrower, in the case of actions by Restricted Subsidiaries) and such Transaction Documents constitute (or when executed will constitute) the legal, valid and binding obligations of such Person, enforceable against such Person in accordance with their respective terms, subject to limitations as to enforceability which might result from bankruptcy, insolvency, moratorium and other similar laws affecting creditors' rights generally or from the application of general principles of equity.

          Section 4.3 No Conflict; No Default. The execution, delivery and performance of the Transaction Documents to which it is a party by the Borrower and each Restricted Subsidiary will not (a) violate any provision of any law, statute, rule or regulation or any order, writ, judgment, injunction, decree, determination or award of any court, governmental agency or arbitrator presently in effect having applicability to the Borrower or any of its Subsidiaries, except where such violations (considered singly and in the aggregate) would not have a material adverse effect on the business, operations, properties, assets or condition (financial or otherwise) of the Borrower or any of its Restricted Subsidiaries, (b) violate or contravene any provision of such Person's organizational documents, or (c) result in a breach of or constitute a default under any indenture, loan or credit agreement or any other agreement, lease or instrument to which the Borrower or any of its Subsidiaries is a party or by which any of them or any of their respective properties may be bound or result in the creation of any Lien thereunder, except where such breaches or defaults (considered singly and in the aggregate) would not have a material adverse effect on the business, operations, properties, assets or condition (financial or otherwise) of the Borrower or any of its Restricted Subsidiaries. Neither the Borrower nor any of its Subsidiaries is in default under or in violation of any such law, statute, rule or regulation, order, writ, judgment, injunction, decree, determination or award or any such indenture, loan or credit agreement or other agreement, lease or instrument in any case in which the consequences of such default or violation could have a material adverse effect on the business, operations, properties, assets or condition (financial or otherwise) of the Borrower or any of its Restricted Subsidiaries.

          Section 4.4 Government Consent. No order, consent, approval, license, authorization or validation of, or filing, recording or registration with, or exemption by, any governmental or public body or authority is required on the part of the Borrower or any Restricted Subsidiary to authorize, or is required in connection with the execution, delivery and performance of, or the legality, validity, binding effect or enforceability of, the Transaction Documents, except for the filing of financing statements required by the Security Documents and except where failure to obtain any such order, consent, approval, license, authorization, validation, filing, recording, registration, or exemption (considered singly and in the aggregate) would not have a material adverse effect on the business, operations, properties, assets or condition (financial or otherwise) of the Borrower or any of its Restricted Subsidiaries.

          Section 4.5 Financial Statement and Condition. The Borrower has heretofore furnished to the Agent and the Lenders an audited consolidated financial statement of the Borrower and its Subsidiaries for the Fiscal
Year ended February 28, 2002, and that statement fairly presents the consolidated financial condition of the Borrower and its Subsidiaries on the date thereof and the results of operations and cash flows for the period then ended and was prepared in accordance with GAAP. Since the date of such financial statement, there have been no occurrences which, individually or in the aggregate, have had or are reasonably likely to have a material adverse effect on the business, operations, property or condition (financial or otherwise) of the Borrower or any of its Restricted Subsidiaries, or on the ability of the Borrower or Ag Acceptance to perform its respective obligations under the Transaction Documents.
On the date hereof, and on the date of each Loan, the Borrower shall be Solvent.

          Section 4.6 Litigation. There are no actions, suits or proceedings pending or, to the knowledge of the Borrower, threatened against or affecting the Borrower, any of its Subsidiaries or any of their respective properties before any court or arbitrator, or any governmental department, board, agency or other instrumentality, foreign or domestic, which, if determined adversely to the Borrower or such Subsidiary, would have a material adverse effect on the business, operations, property or condition (financial or otherwise) of the Borrower or such Subsidiary or on the ability of the Borrower or such Subsidiary to perform its obligations under the Transaction Documents.

          Section 4.7 Environmental, Health and Safety Laws. The Borrower has disclosed to the Lenders all reports and investigations commissioned by or in the possession or control of the Borrower or any of its Subsidiaries and relating to health, safety, pollution, hazardous materials or other environmental matters. To the Borrower's knowledge, there does not exist in connection with the business of the Borrower or any of its Subsidiaries any violation of any applicable federal, state or local law, rule or regulation or order of any government, governmental department, board, agency or other instrumentality relating to environmental, pollution, health or safety matters which will or threatens to impose a material liability on the Borrower or any of its Restricted Subsidiaries or which would be reasonably likely to require a material expenditure by the Borrower or any of its Restricted Subsidiaries to cure.

          Section 4.8 ERISA. Each Plan is in substantial compliance with all applicable requirements of ERISA and the Code and with all material applicable rulings and regulations issued under the provisions of ERISA and the Code setting forth those requirements. No Reportable Event has occurred and is continuing with respect to any Plan. All of the minimum funding standards applicable to such Plans have been satisfied and there exists no event or condition which would reasonably be expected to result in the institution of proceedings to terminate any Plan under Section 4042 of ERISA. With respect to each Plan subject to Title IV of ERISA, as of the most recent valuation date for such Plan, the present value (determined on the basis of reasonable assumptions employed by the independent actuary for such Plan) of such Plan's projected benefit obligations did not exceed the fair market value of such Plan's assets.

          Section 4.9 Federal Reserve Regulations. No part of the proceeds of any Loan will be used to purchase or carry any margin stock (within the meaning of Regulation U or X of the Board), or to extend credit to others for the purpose of purchasing or carrying any margin stock, or in any manner that will conflict with or contravene any of Regulations U and X of the Board.

          Section 4.10 Title to Property; Leases; Liens. The Borrower and its Restricted Subsidiaries have (a) good and marketable title to their respective real properties and (b) good and sufficient title to, or a valid, subsisting and enforceable leasehold interest in, their other material properties. None of such properties is subject to a Lien, except as allowed under Section 6.2.

          Section 4.11 Taxes. The Borrower and its Subsidiaries have filed all federal, state and local tax returns required to be filed and have paid or made provision for the payment of all taxes due and payable pursuant to such returns and pursuant to any assessments made against any one or more of them or any of their respective properties and all other taxes, fees and other charges imposed against any one or more of them or any of their respective properties by any governmental authority (other than taxes, fees or charges the amount or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which reserves in accordance with GAAP have been provided on the books of the Borrower or the relevant Subsidiary). No tax Liens have been filed and no material claims are being asserted with respect to any such taxes, fees or charges. The charges, accruals and reserves on the books of the Borrower and its Subsidiaries in respect of taxes and other governmental charges are adequate and the Borrower knows of no proposed material tax assessment against it or any of its Subsidiaries or any basis therefor.

          Section 4.12 Trademarks, Patents. The Borrower and each of its Restricted Subsidiaries possesses or has the right to use all of the patents, trademarks, trade names, service marks and copyrights, and applications therefor, and all technology, know-how, processes, methods and designs used in or necessary for the conduct of its respective business, without known conflict with the rights of others.

          Section 4.13 Burdensome Restrictions. Neither the Borrower nor any of its Subsidiaries is a party to or otherwise bound by any indenture, loan or credit agreement or any lease or other agreement or instrument or subject to any corporate restriction which would reasonably foreseeably have a material adverse effect on the business, properties, assets, operations or condition (financial or otherwise) of the Borrower or any Restricted Subsidiary or on the ability of the Borrower or any Restricted Subsidiary to carry out its respective obligations under any Transaction Document.

          Section 4.14 Force Majeure. Since the date of the financial statement referenced in Section 4.5, the business, properties and other assets of the Borrower and its Subsidiaries have not been materially and adversely affected in any way as the result of any fire or other casualty, strike, lockout, or other labor trouble, embargo, sabotage, confiscation, condemnation, riot, civil disturbance, activity of armed forces or act of God.

          Section 4.15 Investment Company Act. Neither the Borrower nor any of its Subsidiaries is an "investment company" or a company "controlled" by an investment company within the meaning of the Investment Company Act of 1940, as amended.

          Section 4.16 Public Utility Holding Company Act. Neither the Borrower nor any of its Subsidiaries is a "holding company" or a "subsidiary company" of a holding company or an "affiliate" of a holding company or of a subsidiary company of a holding company within the meaning of the Public Utility Holding Company Act of 1935, as amended.

          Section 4.17  Retirement Benefits.  Except as required under
Section 4980B of the Code, Section 601 of ERISA or applicable state law, neither the Borrower nor any of its

Subsidiaries is obligated to provide post-retirement medical or insurance benefits with respect to employees or former employees.

          Section 4.18 Full Disclosure. Subject to the following sentence, neither the financial statement referenced in Section 4.5 nor any other certificate, written statement, Exhibit or report furnished by or on behalf of the Borrower or any of its Subsidiaries in connection with or pursuant to this Agreement contains any untrue statement of a material fact or omits to state any material fact necessary in order to make the statements contained therein not misleading. Certificates or statements furnished by or on behalf of the Borrower to the Agent or the Lenders consisting of projections or forecasts of future results or events have been prepared in good faith and based on good faith estimates and assumptions of the Borrower's management, and the Borrower has no reason to believe that such projections or forecasts are not reasonable.

          Section 4.19 Subsidiaries. As of the date of this Agreement, the Borrower has no equity interest of any kind in any Person other than Ag Acceptance and Powerfarm.


                                ARTICLE V

                           AFFIRMATIVE COVENANTS

          From the date hereof, until payment in full of all Obligations and the termination of all Commitments, unless the Required Lenders otherwise consent in writing, the Borrower covenants and agrees that it will (and will cause each of its Restricted Subsidiaries to):

          Section 5.1 Corporate Existence. Do or cause to be done all things necessary to preserve and keep in full force and effect its existence, rights, and franchises, and to comply with all laws applicable thereto; conduct and operate its business substantially as it exists on the date hereof; and from time to time make, or cause to be made, all needful and proper repairs, renewals and replacements, betterments and improvements so that the business carried on by it may be properly and advantageously conducted at all times.

          Section 5.2 Insurance. Maintain insurance with responsible companies, satisfactory to the Required Lenders, in such amounts and against such risks as is reasonably customary in the case of reputable firms engaged in the same or similar business and similarly situated, with the Agent named as an additional named insured (except in the case of insurance carried by Ag Acceptance); supply the Lenders with evidence of such insurance as any Lender may reasonably request; and cause each insurance policy that insures any Collateral against casualty losses to be endorsed or otherwise amended to include a lender's loss payable endorsement in form and substance reasonably satisfactory to the Lenders and to name each Lender or the Agent as an additional named insured.

          Section 5.3 Reporting Requirements. Deliver, or cause to be delivered, to each Lender each of the following, which shall be in form and detail reasonably acceptable to the Required Lenders:

          (a) as soon as available, and in any event within ninety (90) days after the end of each Fiscal Year, consolidated annual financial statements of the Borrower and its Subsidiaries with the "unqualified opinion" (as that term is used and generally understood in the accounting profession) of independent certified public accountants selected by the Borrower and reasonably acceptable to the Agent and the Required Lenders, which annual financial statements shall include the balance sheets of the Borrower as at the end of such Fiscal Year and the related statements of income, retained earnings and cash flows of the Borrower for the Fiscal Year then ended, all in reasonable detail and prepared in accordance with GAAP, together with a certificate of an Authorized Officer in substantially the form of Exhibit
5.3 stating (i) that such financial statements have been prepared in accordance with GAAP, (ii) whether or not such Authorized Officer has knowledge of the occurrence of any Default or Event of Default hereunder not theretofore reported and remedied and, if so, stating in reasonable detail the facts with respect thereto, and (iii) all relevant facts in reasonable detail to evidence, and the computations to determine, whether or not the Borrower is in compliance with the requirements set forth in the Financial Covenants;

          (b) as soon as available and in any event within forty-five (45) days after the end of each Fiscal Quarter, an unaudited, consolidated, internal balance sheet and statement of income, cash flow and retained earnings of the Borrower and its Subsidiaries as at the end of and for such Fiscal Quarter and for the Fiscal Year-to-date period then ended, in reasonable detail and the figures for the corresponding date and periods in the previous year, all prepared in accordance with GAAP (but without footnotes and subject to year-end audit adjustments); and accompanied by a certificate of an Authorized Officer in substantially the form of Exhibit
5.3 stating (i) that such financial statements have been prepared in accordance with GAAP, without footnotes and subject to year-end audit adjustments, (ii) whether or not such Authorized Officer has knowledge of the occurrence of any Default or Event of Default hereunder not theretofore reported and remedied and, if so, stating in reasonable detail the facts with respect thereto, and (iii) all relevant facts in reasonable detail to evidence, and the computations to determine, whether or not the Borrower is in compliance with the requirements set forth in the Financial Covenants;

          (c) as soon as available and in any event within three (3) Business Days after the end of each month, a Borrowing Base Certificate in form and substance satisfactory to the Agent;

          (d) as soon as available and in any event contemporaneously with delivery to MBIA, copies of all reports, documents, certificates and other written information required to be furnished to MBIA by the Borrower or Ag Acceptance under any Securitization Document (and the Agent and the Lenders shall be entitled to rely on such reports, documents, certificates and other written information and the representations and certifications made therein to the same extent that MBIA may rely thereon);

          (e) as promptly as practicable (but in any event not later than five (5) business days) after an officer of the Borrower obtains knowledge of the occurrence of a Default or Event of Default, notice of such occurrence, together with a detailed statement by an Authorized Officer setting forth the steps being taken by the Borrower to cure the effect of such Default or Event of Default;

          (f) promptly after the commencement thereof, notice in writing of all litigation and of all proceedings before any Governmental Body affecting the Borrower or any of its Subsidiaries (or any material developments in any previously disclosed litigation or other proceedings) which, if determined adversely to the Borrower or the relevant Subsidiary, could reasonably be expected to have a material adverse effect on the business, properties, assets, operations or condition (financial or otherwise) of the Borrower or any of its Restricted Subsidiaries or on the ability of the Borrower or any Restricted Subsidiary to carry out its respective obligations under any Transaction Document;

          (g) promptly upon obtaining knowledge thereof, notice of the violation by the Borrower or any of its Subsidiaries of any law, rule, or regulation, the non-compliance with which could reasonably be expected to have a material adverse effect on the business, properties, assets, operations or condition (financial or otherwise) of the Borrower or any of its Restricted Subsidiaries or on the ability of the Borrower or any Restricted Subsidiary to carry out its respective obligations under any Transaction Document;

          (h) promptly upon obtaining knowledge thereof, notice of the occurrence of any other circumstance which has or probably will have a material adverse effect on the business, properties, assets, operations or condition (financial or otherwise) of the Borrower or any of its Restricted Subsidiaries or on the ability of the Borrower or any Restricted Subsidiary to carry out its respective obligations under any Transaction Document;

          (i) promptly upon becoming aware of the occurrence, with respect to any Plan, of any Reportable Event or any Prohibited Transaction, a notice specifying the nature thereof and what action the Borrower proposes to take with respect thereto, and, when received, copies of any notice from PBGC of intention to terminate or have a trustee appointed for any Plan;

          (j) promptly upon obtaining knowledge thereof, notice of the occurrence of a reportable event, within the meaning of Section 4043 of ERISA (other than such an event described in Department of Labor Regulation
Section 2615.13 or 2615.20), with respect to any Plan, or the institution of any steps by the Borrower or any ERISA

Affiliate to terminate any Plan, or the failure to make a required contribution to any Plan if such failure is sufficient to give rise to a Lien under Section 302(f) of ERISA, or the taking of any action with respect to a Plan which could reasonably be expected to result in the requirement that the Borrower or any ERISA Affiliate furnish a bond or other security to the PBGC or such Plan, or the occurrence of any event with respect to any Plan which could reasonably be expected to result in the incurrence by the Borrower or any such ERISA Affiliate of any liability, fine or penalty;

          (k) within ten Business Days after all obligations of Ag Acceptance under the Securitization Documents have been satisfied and paid in full, the Borrower shall deliver to the Agent (i) evidence of the release of all Liens arising under the Securitization Documents and (ii) a Subsidiary Guaranty and a Subsidiary Security Agreement executed and delivered by Ag Acceptance. Furthermore, within 30 days after all obligations of Ag Acceptance under the Securitization Documents have been satisfied and paid in full, the Borrower shall deliver to the Agent evidence that Ag Acceptance has been merged into the Borrower, with the Borrower as the surviving corporation; and

          (l) from time to time, with reasonable promptness, such other information regarding the operations, business affairs and financial condition of the Borrower and/or its Subsidiaries as the Agent or any Lender may reasonably request, including collection reports, deposit records, financial and other information regarding customers.

          Section 5.4 Taxes and Claims. Duly pay and discharge, or cause to be paid and discharged, all taxes, assessments and other governmental charges imposed upon it or upon its properties or any part thereof, or upon the income or profits therefrom, as well as all claims for labor, materials or supplies which if unpaid might by law become a Lien or charge upon any property of the Borrower or any of its Restricted Subsidiaries, provided that neither the Borrower nor any Restricted Subsidiary shall be required to (a) pay any tax, assessment or other charge, or (b) discharge or remove any such Lien, encumbrance or charge so long as the Borrower or such Restricted Subsidiary shall contest, in good faith, the existence, amount or validity thereof, or the extent of its liability therefor by appropriate proceeding which shall operate during the pendency thereof to prevent (i) the collection of, or other realization upon the tax, assessment, charge, Lien or encumbrance so contested, (ii) the sale, forfeiture or loss of any property of the Borrower or any of its Restricted Subsidiaries, and (iii) any interference with the use or occupancy of any property of the Borrower or any of its Restricted Subsidiaries and provided that the Borrower or the relevant Restricted Subsidiary shall have maintained adequate reserves therefor in accordance with GAAP.

          Section 5.5 Maintenance of Property. Maintain its inventory, equipment and other properties in good condition and repair (normal wear and tear excepted) and pay and discharge or cause to be paid and discharged when due, all costs and repairs or maintenance of the same and cause to be paid all rental or mortgage payments due on such real estate; provided, that nothing in this Section 5.5 shall prevent the Borrower or any Restricted

Subsidiary from discontinuing the operation and maintenance of any of its properties if such discontinuances are, in such Person's reasonable judgment, desirable in the conduct of its business and do not in the aggregate materially and adversely affect such Person's business.

          Section 5.6  Books and Records; Inspections and Examinations.
Keep accurate books of record and account for itself in accordance with GAAP and, upon request of the Agent or any Lender (but subject to the frequency limitations below), will give any representative of the Agent or any Lender access during normal business hours to, and permit such representative to examine, copy or make extracts from, any and all such books, records and documents in its possession, to conduct audits of the Borrower's loan portfolio, Borrowing Base A, Borrowing Base B (including property owned by Ag Acceptance) and Collateral, to inspect any of its properties and to discuss its financial condition with its principal officers, all at such times and as often as it may reasonably request; provided, that, so long as no Default or Event of Default has occurred and is continuing, such visits shall occur no more frequently than twice per year and any interested Lender shall be required to conduct its visits in conjunction with the Agent's semi-annual visits. The Agent shall provide notice to the Borrower of its scheduled visits and the Borrower shall use its best efforts to inform all Lenders of such visits; provided, that, the Borrower's failure to do so shall not constitute an Event of Default hereunder. Without limiting the foregoing, the Borrower acknowledges that the Agent intends to conduct, at the Borrower's cost, field audits of the Borrower, its Subsidiaries and the components of Borrowing Base A and Borrowing Base B on an approximately semi-annual basis. The Borrower agrees to permit and cooperate with (and to cause its Subsidiaries to permit and cooperate with) each such audit.

          Section 5.7 Environmental Matters; Reporting. Observe and comply in all material respects with all laws, rules, regulations, orders and decisions of any government, government agency or tribunal relating to health, safety, pollution, hazardous materials or other environmental matters (collectively, "Environmental Laws"); provided, however, that failure so to comply shall not be a breach of this covenant if such failure does not have, or is not reasonably expected to have, a materially adverse effect on the properties, business, prospects or condition (financial or otherwise) of the Borrower or any of its Restricted Subsidiaries and the Borrower or the relevant Restricted Subsidiary is acting in good faith and with reasonable dispatch to cure such noncompliance.

          Neither the Borrower nor any of its Restricted Subsidiaries shall permit any Hazardous Materials to be handled, buried, stored, returned, refined, transported, processed, manufactured, generated, produced, spilled, allowed to seep, leak, escape or leach, or to be pumped, poured, emitted, emptied, discharged, injected, dumped, transferred or otherwise disposed of or dealt with on, under, to or from any of its properties at any time (except for those Hazardous Materials used by the Borrower or the relevant Restricted Subsidiary in the ordinary course of its business and in compliance with all Environmental Laws). For purposes of this Section, "Hazardous Materials" means and includes any elements, wastes, materials, substances or compounds identified or regulated as "hazardous substances," "hazardous wastes," "hazardous materials," "pollutants" or "toxic substances" pursuant to any Environmental Laws.

          The Borrower and/or the relevant Restricted Subsidiary will give the Agent prompt written notice of any violation as to any environmental matter by the Borrower or any Restricted Subsidiary and of the commencement of any judicial or administrative proceeding relating to health, safety or environmental matters (a) in which an adverse determination or result could result in the revocation of or have a material adverse effect on any operating permits, air emission permits, water discharge permits, hazardous waste permits or other permits held by the Borrower or such Restricted Subsidiary which are material to the operations of the Borrower or any Restricted Subsidiary, or (b) which will or threatens to impose a material liability on the Borrower or any Restricted Subsidiary to any Person or which will require a material expenditure by the Borrower or any Restricted Subsidiary to cure any alleged problem or violation. Furthermore, the Borrower and/or the relevant Restricted Subsidiary will give the Agent prompt written notice of any discovery by the Borrower or such Restricted Subsidiary of any occurrence or condition on or under any of its properties or on or under any real property adjoining or in the vicinity of any of its properties which will or threatens to impose a liability on the Borrower, any Restricted Subsidiary, the Agent or any Lender to any Person or which will require a material expenditure by the Borrower or any Restricted Subsidiary to cure any alleged problem or violation or which could result in the revocation of or have a material adverse effect on any operating permits, air emission permits, water discharge permits, hazardous waste permits or other permits held by the Borrower or any Restricted Subsidiary which are material to the operations of the Borrower or any Restricted Subsidiary. The Borrower and/or the relevant Restricted Subsidiary will give the Agent prompt written notice of any change in the Environmental
Laws applicable to the Borrower, such Restricted Subsidiary or its respective properties or operations during the term of this Agreement which could reasonably be expected to result in a material adverse effect on the Borrower, any Restricted Subsidiary or its respective properties or operation.

          The Borrower and/or the relevant Restricted Subsidiary also shall provide the Agent with a true, complete and correct copy of any and all reports commissioned by or in the possession or control of the Borrower or such Restricted Subsidiary and relating to health, safety, pollution, hazardous materials or other environmental matters at the properties.

          Section 5.8 Compliance with Laws. Comply in all material respects (such that any non-compliance, considered singly and in the aggregate, would not have a material adverse effect on the business, operations, properties, assets or condition (financial or otherwise) of the Borrower or any of its Restricted Subsidiaries) with the requirements of applicable laws, rules, regulations and orders of any Governmental Body, provided, that, neither the Borrower nor any Restricted Subsidiary shall be required to comply with any statute, law, rule, regulation, ordinance or order of any Governmental Body so long as the Borrower or the relevant Restricted Subsidiary shall contest, in good faith, the existence, amount or validity thereof, the amount of damages caused thereby or the extent of its liability therefor by appropriate proceedings which shall operate during pendency thereof to prevent (a) the collection of, or other realization upon any tax, assessment, charge, Lien or encumbrance so conducted, (b) the sale, forfeiture or loss of any property of the Borrower or any of its

Restricted Subsidiaries, and (c) any interference with the use or occupancy of any property of the Borrower or any of its Restricted Subsidiaries and provided that the Borrower or the relevant Restricted Subsidiary shall have maintained adequate reserves therefor in accordance with GAAP.

          Section 5.9 ERISA. Maintain each Plan in compliance with all material applicable requirements of ERISA and of the Code and with all applicable rulings and regulations issued under the provisions of ERISA and of the Code and will not and not permit any of the ERISA Affiliates to (a) engage in any transaction in connection with which the Borrower or any of the ERISA Affiliates would be subject to either a civil penalty assessed pursuant to Section 502(i) of ERISA or a tax imposed by Section 4975 of the Code, in either case in an amount exceeding $50,000, (b) fail to make full payment when due of all amounts which, under the provisions of any Plan, the Borrower or any ERISA Affiliate is required to pay as contributions thereto, or permit to exist any accumulated funding deficiency (as such term is defined in Section 302 of ERISA and Section 412 of the Code), whether or not waived, with respect to any Plan in an aggregate amount exceeding $50,000 or (c) fail to make any payments in an aggregate amount exceeding $50,000 to any Multiemployer Plan that the Borrower or any of the ERISA Affiliates may be required to make under any agreement relating to such Multiemployer Plan or any law pertaining thereto.

          Section 5.10  Post Closing Matters.   Deliver or cause to be
delivered (a) no later than March 31, 2003, documents in form and substance satisfactory to the Agent and the Lenders granting the Agent, for the benefit of the Lenders, a second mortgage lien on the Headquarters, (b) no later than January 31, 2003, policies or evidences of insurance with respect to each of the businesses and real properties of the Borrower and its Restricted Subsidiaries in such amounts and with such carriers as shall be reasonably acceptable to the Agent, and
(c) no later than January 31, 2003, an acknowledgement of PHI (in form and substance satisfactory to the Agent) consenting to the Credit Agreement and the financial accommodations hereunder for all purposes of the PHI Agreement and confirming the continuing subordination of all obligations of the Borrower owing to PHI to the Obligations.

          Section 5.11  Incorporation by Reference.   All representations,
warranties and covenants made by the Borrower and Ag Acceptance in the Indenture, the Purchase and Contribution Agreement and the Insurance Agreement (including the application of any grace periods set forth therein with respect to such covenants) respecting the Acquired Advances and Related Security (as each term is defined in the Indenture) are hereby incorporated into this Agreement by reference and shall apply to this Agreement as if originally set forth herein and made on the date hereof, with all references to "this Agreement" or "this Indenture"
(as the case may be), "herein," "hereby" and "hereunder" being deemed to be references to this Agreement, all references to "Loans" and "Advances" (and derivative terms) being references both to loans owned by the Borrower and to loans owned by Ag Acceptance, and all references to "MBIA" being deemed to be references to the Agent acting under this Agreement. The foregoing incorporation by reference shall continue to be effective notwithstanding any termination, amendment or modification of the Indenture, the Purchase and Contribution Agreement or the Insurance Agreement.

Specifically, amendments and modifications to the Indenture and the Insurance Agreement shall not apply to the representations, warranties, covenants and events of default incorporated by reference into this Agreement unless the Required Lenders agree to such application in writing. In the event of any conflict between any incorporated representation, warranty or covenant and any provision of this Agreement or any Security Document, the provisions of this Agreement or such Security Document will govern.

          Section 5.12 Designation of Subsidiaries. Designate each of its Subsidiaries from time to time in existence as a Restricted Subsidiary or as an Unrestricted Subsidiary by resolution of its Board of Directors together with written notice to the Agent and the Lenders at or before the time at which such Person is incorporated or otherwise organized (it being agreed that Ag Acceptance and Powerfarm are hereby designated as Restricted Subsidiaries as of the date of this Agreement) or at the time of a subsequent decision by the Borrower to change such Person's designation, and shall comply with the following additional requirements:

          (a) if such Person is to be designated a Restricted Subsidiary, such Person shall execute and deliver to the Agent a Subsidiary Guaranty and a Subsidiary Security Agreement (accompanied by certificates, resolutions, financing statements, opinions and other relevant documents comparable to those originally delivered by the Borrower pursuant to
Section 3.1(a)) at or before the time of such designation (provided, however, that the requirements of this subsection (a) shall not apply to Ag Acceptance); and

          (b) if such Person is to be designated an Unrestricted Subsidiary, the Borrower shall execute and deliver to the Agent and the Lenders a certificate, signed by an Authorized Officer and constituting a Loan Document, representing, warranting and covenanting that (i) neither the Borrower nor any Restricted Subsidiary shall (or shall be obligated to) provide any credit support for or Contingent Obligation in respect of, or otherwise be directly or indirectly liable for any Indebtedness or other liabilities of such Person (except to the extent permitted under Section 6.5(g)), (ii) no Default or Event of Default shall have occurred and be continuing following such designation, (iii) no default with respect to any Indebtedness or other liabilities of such Person would permit (upon notice, lapse of time or otherwise) any holder of any Indebtedness of the Borrower or any Restricted Subsidiary to declare a default on such other Indebtedness or to cause the payment thereof to be accelerated or payable prior to its stated maturity and
(iv) neither the Borrower nor any Restricted Subsidiary has any obligation to subscribe for additional shares of capital stock or any other equity interest in such Subsidiary, or to maintain or preserve such Subsidiary's financial condition or to cause such Subsidiary to achieve certain levels of operating results.

After the relevant Person's initial designation as a Restricted Subsidiary or an Unrestricted Subsidiary, the Borrower may change such designation (but no more than twice) by compliance with the foregoing subsections so long as no Default or Event of Default shall have occurred and be continuing either immediately before or immediately after such change.


                                ARTICLE VI

                            NEGATIVE COVENANTS

          From the date hereof, until payment in full of the Obligations and the termination of all Commitments, the Borrower covenants and agrees that (absent the advance written consent of the Required Lenders) it will not (and will cause its Restricted Subsidiaries not to):

          Section 6.1 Indebtedness. Incur, permit to remain outstanding, assume or in any way become committed for any Indebtedness other than (a) Indebtedness incurred hereunder, (b) Permitted Short-Term Indebtedness and
(c) Permitted Funded Indebtedness.

          Section 6.2 Liens. Create, incur, assume or suffer to exist any Lien, or enter into, or make any commitment to enter into, any arrangement for the acquisition of any property through conditional sale, lease-purchase or other title retention agreements, with respect to any property now owned or hereafter acquired by it, except:

          (a) Liens granted to the Agent under the Security Documents to secure the Obligations;

          (b) Deposits or pledges to secure payment of workers' compensation, unemployment insurance, old age pensions or other social security obligations, in the ordinary course of business;

          (c) Liens for taxes, fees, assessments and governmental charges not delinquent or to the extent that payment therefor shall not at the time be required to be made in accordance with the provisions of Section 5.4;

          (d) Liens of carriers, warehousemen, mechanics and materialmen, and other like Liens arising in the ordinary course of business, for sums not due or to the extent that payment therefor shall not at the time be required to be made in accordance with the provisions of Section 5.4;

          (e) Liens incurred or deposits or pledges made or given in the ordinary course of business in connection with, or to secure payment of, indemnity, performance or other similar bonds;

          (f) Liens arising solely by virtue of any statutory or common law provision relating to banker's liens, rights of set-off or similar rights and remedies as to deposit accounts or other funds maintained with a creditor depository institution; provided that (i) such deposit account is not a dedicated cash collateral account and is not subject to restriction against access by the Borrower or the relevant Restricted Subsidiary in excess of those set forth by regulations promulgated by the Board, and (ii) such deposit account is not intended by the Borrower or the relevant Restricted Subsidiary to provide collateral to the depository institution;

          (g) Encumbrances in the nature of zoning restrictions, easements and rights or restrictions of record on the use of real property and landlord's Liens under leases on the premises rented, which do not materially detract from the value of such property or impair the use thereof in the business of the Borrower or the relevant Restricted Subsidiary;

          (h) The interest of any lessor under any Capitalized Lease entered into after the Restatement Date or purchase money Liens on property acquired after the Restatement Date; provided, that, (i) the Indebtedness secured thereby is otherwise permitted by this Agreement and (ii) such Liens are limited to the property acquired and do not secure Indebtedness other than the related Capitalized Lease Obligations or the purchase price of such property and that the Indebtedness secured by such Liens does not exceed $1,000,000 in the aggregate at any time outstanding;

          (i) A first mortgage Lien (pursuant to documentation in form and substance satisfactory to the Agent) on the Headquarters securing Indebtedness not to exceed $5,000,000;

          (j) Liens arising from UCC financing statements regarding operating leases not in violation of this Agreement;

          (k) Liens subject to the PHI Agreement and Liens arising or permitted under the Securitization Documents;

          (l) a Lien (pursuant to documentation in form and substance satisfactory to the Agent) on the Headquarters (and a Lien on the additional property described in the financing statement filed against the Borrower with the Iowa Secretary of State on May 24, 2001) to secure the Borrower's obligations under the Community Economic Betterment Account ("CEBA") Loan Agreement dated February 22, 2001 between the Borrower and the Iowa Department of Economic Development, as any of the foregoing may be amended, supplemented or otherwise modified with the advance written consent of the Required Lenders;

          (m) the Liens arising out of the Mortgages dated January 10, 2001 between the Borrower and the City of Cedar Falls, Iowa relating to Lots 4, 5, 6, 7 and 8, and a parcel along Waterway Avenue, in the Cedar Falls Technology Park Phase II, securing the Borrower's obligations under the Real Estate Development and Assessment Agreement dated October 23, 2000 and amended January 8, 2001
between the Borrower and the City of Cedar Falls, Iowa, as any of the foregoing may be amended, supplemented or otherwise modified with the advance written consent of the Required Lenders; and

          (n) a second-priority Lien to secure the Management Group Indebtedness; provided, however, that such Lien shall be permitted only after and if each member of the Management Group shall have executed and delivered a Subordination Agreement covering such Management Group Indebtedness to the Agent for the benefit of the Lenders.

The Liens listed in this Section 6.2, subsections (a) through (n) herein being "Permitted Liens".

          Section 6.3 Contingent Obligations. Be or become liable on any Contingent Obligation except to the extent such Contingent Obligation is incurred with respect to Indebtedness otherwise permitted under this Agreement.

          Section 6.4 Mergers and Acquisitions. Consolidate with or merge into, or with any other corporation or Person, or acquire (in a transaction analogous in purpose or effect to a consolidation or merger) all or substantially all of the assets of any other Person; provided that, so long as no Default or Event of Default has occurred and is continuing either immediately before or immediately after the relevant action, (a) any Restricted Subsidiary (other than Ag Acceptance) may consolidate with or merge into another Restricted Subsidiary and (b) the Borrower may engage in such a merger or consolidation if (i) the Borrower is the surviving corporation or the surviving corporation expressly assumes all Obligations of the Borrower under this Agreement pursuant to documentation in form and substance satisfactory to the Agent and (ii) after the merger or consolidation is given effect, the surviving corporation would be able to issue at least one dollar of additional Funded Indebtedness which is also Permitted Funded Indebtedness and will be and remain engaged in substantially the same lines of business in which the Borrower and its Subsidiaries are engaged as of the date of this Agreement.

          Section 6.5 Investments and Subsidiaries. Purchase or hold beneficially any stock or other securities or evidences of indebtedness of, or make any Investment in, any other Person, except:

          (a) obligations of the United States of America or any agency or instrumentality thereof whose obligations constitute full faith and credit obligations of the United States of America having a maturity of one year or less;

          (b) commercial paper issued by U.S. issuers rated "A-1" or "A-2" by Standard & Poor's Ratings Group or "P-1" or "P-2" by Moody's Investors Service, Inc. having a maturity of 270 days or less;

          (c) certificates of deposit or bankers' acceptances having a maturity of one year or less issued by members of the Federal Reserve System having deposits in excess of $100,000,000 (which certificates of deposit or bankers' acceptances are fully insured by the Federal Deposit Insurance Corporation);

          (d) (i) investments in or advances to Restricted Subsidiaries, or corporations which, after such investments would become a Restricted Subsidiary, (ii) investments in or advances to the Borrower by a Restricted Subsidiary, and (iii) investments in or advances to one Restricted Subsidiary by another Restricted Subsidiary, provided, that, such Persons are and will remain engaged in substantially the same lines of business in which the Borrower and its Subsidiaries are engaged as of the date of this Agreement;

          (e) travel or other advances to employees for expenses incurred in the ordinary course of business;

          (f) acquire or hold notes receivable acquired in transactions with customers and suppliers in the ordinary course of business;

          (g) Contingent Obligations incurred in respect of Indebtedness of Unrestricted Subsidiaries so long as (i) such Contingent Obligations are otherwise permitted under Section 6.1 and Section 5.12 and (ii) no Default or Event of Default shall have occurred and be continuing at the time of their creation; and

          (h) securities or evidences of indebtedness received in connection with the bankruptcy or reorganization of suppliers and customers and in settlement of delinquent obligations of, and other disputes with, customers and suppliers arising in the ordinary course of business so long as such securities or evidences of indebtedness are deposited with the Custodian in accordance with the Custody Agreement;

provided, however, that all investments of the type described in the foregoing clauses (a), (b) and (c) owned by the Borrower or any Restricted Subsidiary other than Ag Acceptance shall be held solely in securities accounts in which the Agent has obtained a perfected, first-priority Lien by control (as such term is used in the Uniform Commercial Code). The Borrower represents and warrants to the Agent and the Lenders that no investments of the type described in the preceding proviso are owned by the Borrower or by Powerfarm as of the date of this Agreement.

          Section 6.6 Restricted Payments. (a) Declare or pay any dividends (other than dividends payable solely in the stock of the Borrower) on any class of stock, (b) make any payment on account of the purchase, redemption or other retirement of any shares of such stock or make any distribution in respect thereon, (c) make any payment of principal or interest or otherwise redeem or retire any Subordinated Indebtedness other than in accordance with a Subordination Agreement, or (d) make any Investment other than

Permitted Investments; provided, however, that the foregoing shall not prohibit a Restricted Subsidiary from declaring or paying a dividend or otherwise making a distribution made, in each case, solely to the Borrower.

          Section 6.7 Sale of Assets. Sell, exchange, lease, assign, transfer or otherwise dispose of, or permit any Restricted Subsidiary to sell, exchange, lease, assign, transfer or otherwise dispose of a Substantial Part of the Assets of the Borrower or any Restricted Subsidiary to any Person, except:

          (a) assets disposed of in the ordinary course of business;

          (b) sales of loans and related security pursuant to the Securitization Documents; provided, however, that such "loans" shall, on and after November 4, 2002, be limited to Advances made to Obligors (as each such term is defined in the Indenture) in respect of Crop Loans that are due in single installments of principal and interest and that are payable in full by no later than the applicable Due Date (as defined in the Indenture) with respect to such Crop Loans; and

          (c) sales of Obligor Risk Participations in compliance with
Section 6.24 so long as no Default or Event of Default shall have occurred and be continuing either immediately before or immediately after such sales and so long as both (i) the Total Facility A Outstandings do not exceed Borrowing Base A and (ii) the Total Facility B Outstandings do not exceed Borrowing Base B, after giving effect to such sales;

provided, however, that the Borrower or its Restricted Subsidiaries may sell a Substantial Part of the Assets so long as all proceeds received therefrom are (i) reinvested in the Borrower or in one of its Restricted Subsidiaries or (ii) are applied to the Secured Obligations in the order set forth in Sections 8.10A and 8.10B, as applicable, such application or reinvestment of such sale proceeds to be made as soon as practicable after receipt of any such proceeds and, in any event, the Borrower shall cause such proceeds to be so applied not later than five (5) days after the Borrower's or the applicable Restricted Subsidiary's, as applicable, receipt thereof.

          Section 6.8 Sale and Leaseback. Sell assets and lease the same assets from the purchaser thereof unless: (a) (i) such lease, including any renewals thereof, does not exceed three years in term, (ii) the net proceeds of such sale are (1) applied to the retirement of the Secured Obligations in the order set forth in Sections 8.10A and 8.10B, as applicable, or (2) used to purchase other assets having a fair market value at least equal to such net proceeds, and (iii) such assets, immediately prior to such sale, could have been subjected to a lien to secure Indebtedness in a principal amount equal to the net proceeds of such sale without violation of Section 6.2; or (b) such sale is between the Borrower and a Restricted Subsidiary, or between Restricted Subsidiaries.

          Section 6.9 Transactions with Affiliates. Enter into or permit to remain in effect or outstanding any transaction, including, without limitation, the purchase, sale, lease or exchange of property, the rendering of any service, or the making of any loan or advance to any Affiliate, except to the extent contemplated or required under the Securitization Documents and except in the ordinary course of business and pursuant to the reasonable requirements of the business of the Borrower or such Restricted Subsidiary and the Affiliate and upon terms found by the Borrower's or such Restricted Subsidiary's
Board of Directors to be fair and reasonable and no less favorable to the Borrower or such Restricted Subsidiary than it would have obtained in a comparable arm's-length transaction with a Person which is not an Affiliate.

          Section 6.10 Subsidiaries and Affiliates. Form, acquire, organize, establish or incorporate any Subsidiary unless such Person is designated as a Restricted Subsidiary or an Unrestricted Subsidiary in accordance with Section 5.12.

          Section 6.11 Minimum Net Worth. Fail to maintain, as of the end of any Fiscal Quarter, Consolidated Tangible Net Worth of at least the sum of (a) $70,000,000 plus (b) 75% of the cumulative Net Income for all of the Fiscal Quarters ending after February 28, 2003, disregarding any Fiscal Quarter in which the Borrower and its Restricted Subsidiaries suffered a consolidated net loss.

          Section 6.12 Interest Coverage Ratio. Fail to achieve, as of the end of any Fiscal Quarter, an Interest Coverage Ratio for the four-Fiscal Quarter period then ended of at least 1.25 to 1.00.

          Section 6.13 Total Indebtedness to Consolidated Tangible Net Worth Ratio. Fail to achieve, as of the end of any Fiscal Quarter, a Total Indebtedness to Consolidated Tangible Net Worth Ratio for the four-Fiscal Quarter period then ended of less than or equal to (a) 4.50 to
1.00 for each Fiscal Quarter ending during the period from the Restatement Date through and including February 28, 2003, (b) 3.00 to 1.00 for each Fiscal Quarter ending during the period from March 1, 2003 though and including May 31, 2003, and (c) 2.00 to 1.00 for each Fiscal Quarter ending during any period commencing after May 31, 2003.

          Section 6.14 Average Total Indebtedness to Average Consolidated Tangible Net Worth. Fail to achieve, as of the end of any Fiscal Quarter, an Average Total Indebtedness to Average Consolidated Tangible Net Worth Ratio for the four-Fiscal Quarter period then ended of less than or equal to (a) 4.75 to 1.00 for each Fiscal Quarter ending during the period from the Restatement Date through and including February 28, 2003, (b) 4.50 to
1.00 for each Fiscal Quarter ending during the period from March 1, 2003 through and including May 31, 2003, (c) 4.00 to 1.00 for each Fiscal Quarter ending during the period from June 1, 2003 through and including August 31, 2003, (d) 3.00 to 1.00 for each Fiscal Quarter ending during the period from September 1, 2003 through and including November 30, 2003, and (e) 2.00 to 1.00 for each Fiscal Quarter ending during any period commencing after November 30, 2003.

          Section 6.15 Misstatements or Omissions. Furnish the Agent or any Lender any certificates or document that will contain any untrue statement of material fact or that will omit to state any material fact necessary to make it not misleading in light of the circumstances under which it was made.

          Section 6.16  Accounting Principles; Fiscal Year; Tax Year.
Make any significant change in accounting treatment or reporting practices or change its Fiscal Year, any Fiscal Quarter or its tax year.

          Section 6.17 Plans. Permit any event to occur or condition to exist which would permit any Plan to terminate under any circumstances which would cause the Lien provided for in Section 4068 of ERISA to attach to any assets of the Borrower or any Restricted Subsidiary; and the Borrower will not permit, as of the most recent valuation date for any Plan subject to Title IV of ERISA, the present value (determined on the basis of reasonable assumptions employed by the independent actuary for such Plan) of such Plan's projected benefit obligations to exceed the fair market value of such Plan's assets.

          Section 6.18 Nature of Business. Change the nature of the business in which it is presently engaged.

          Section 6.19 Suspension of Business Operations. Liquidate, dissolve or suspend its business operations.

          Section 6.20  Negative Pledges.   Enter into any agreement, bond,
note or other instrument with or for the benefit of any Person other than the Agent and the Lenders and other than the Securitization Documents which would (i) prohibit it from granting, or otherwise limit its ability to grant, to the Agent or the Lenders any Lien on any of its assets or properties,
(ii) require it to grant a Lien to any other Person if it grants any Lien to the Agent or the Lenders or (iii) restrict or limit its ability to amend, restate, supplement or otherwise modify any of the Loan Documents.

          Section 6.21 Amendments to Securitization Documents. Permit or suffer to exist any amendment, supplement or other modification of any of the Securitization Documents.

          Section 6.22 Solvency Ratio. Fail to maintain, as of the end of any Fiscal Year (commencing with the Fiscal Year ending February 28, 2003), a ratio (expressed as a percentage) of (a) consolidated shareholders' equity of the Borrower and its Restricted Subsidiaries to (b) Total Assets, of at least 30%.

          Section 6.23 Management Group Indebtedness. The Borrower will not make any payment or other distribution on or in respect of the Management Group Indebtedness in contravention of the Subordination Agreement applicable thereto and, until such Subordination Agreement has been executed and delivered shall make no payment of any kind in respect of such Management Group Indebtedness without the prior written consent of the Agent.

          Section 6.24 Obligor Risk Participations. Sell Obligor Risk Participations (a) relating to Loans other than 2003 Loans if the Borrower shall not have received the prior written consent of the Required Lenders and MBIA Insurance Corporation, and (b) relating to 2003 Loans if (i) such Obligor Risk Participations are not sold on a non-recourse basis, (ii) after giving effect to the sale of such Obligor Risk Participation(s) the Financial Covenants specified in Sections 6.13 and 6.14 would be violated on a proforma basis, or (iii) on and after March 31, 2003 such Obligor Risk Participations relate to Customer Loan outstandings or commitments in excess of $25,000,000 in the aggregate.

          Section 6.25 Borrower Loan Commitments. Make Borrower Loan Commitments (a) with respect to 2003 Loans in excess of $125,000,000,
(b) with respect to 2003 Unsecured Loans in excess of $20,000,000, (c) for any Intermediate Loans (as defined in the Indenture), or (d) for any 2004 Loans.

                            ARTICLE VII

                 EVENTS OF DEFAULT AND REMEDIES

          Section 7.1 Events of Default. The occurrence of any one or more of the following events shall constitute an Event of Default:

          (a) The Borrower or any Restricted Subsidiary shall fail to make when due, whether by acceleration or otherwise, any payment of principal of or interest on any Note or any other Obligation or Secured Obligation (as defined in any relevant Security Document) required to be made to the Agent or any Secured Party pursuant to any Loan Document, provided, that, in the case of any payment not constituting principal of any Note, an Event of Default will occur if the same is not paid within five days following the due date thereof.

          (b) Any representation or warranty made by or on behalf of the Borrower or any Restricted Subsidiary in this Agreement or any other Loan Document or by or on behalf of the Borrower in any certificate, statement, report or document herewith or hereafter furnished to any Lender or the Agent pursuant to this Agreement or any other Loan Document shall prove to have been false or misleading in any material respect on the date as of which the facts set forth are stated or certified.

          (c) The Borrower shall fail to comply with Section 5.3(k),
Section 5.10 or any other Section of Article V (other than the balance of Section 5.3, Section 5.5 and Section 5.6), any Section of Article VI or any Section or provision of any Security Document (other than a Section or provision of the type described in subsection (d) below; provided, that the additional grace period described in (d) below shall not apply to failures to comply with Section 5.10).

          (d) The Borrower or any Restricted Subsidiary shall fail to comply with any agreement, covenant, condition, provision or term contained in any Loan

Document that already specifies a number of days notice or grace period for compliance (for example, Section 5.3(a)), and such failure to comply shall continue for ten (10) calendar days after whichever of the following dates is the earliest: (i) the date the Borrower or the relevant Restricted Subsidiary gives notice of such failure to the Lenders, (ii) the date the Borrower or the relevant Restricted Subsidiary knew or should have known of such failure, or (iii) the date the Agent or any Lender gives notice of such failure to the Borrower or the relevant Restricted Subsidiary.

           (e) The Borrower or any Restricted Subsidiary shall fail to comply with any other agreement, covenant, condition, provision or term contained in any Loan Document (other than those otherwise set forth in this Section 7.1) and such failure to comply shall continue for thirty
(30) calendar days after whichever of the following dates is the earliest:
(i) the date the Borrower or the relevant Restricted Subsidiary gives notice of such failure to the Lenders, (ii) the date the Borrower or the relevant Restricted Subsidiary knew or should have known of such failure, or (iii) the date the Agent or any Lender gives notice of such failure to the Borrower or the relevant Restricted Subsidiary.

          (f) The Borrower or any Restricted Subsidiary shall become insolvent or shall generally not pay its debts as they mature or shall apply for, shall consent to, or shall acquiesce in the appointment of a custodian, trustee or receiver of the Borrower or any Restricted Subsidiary or for a substantial part of the property thereof or, in the absence of such application, consent or acquiescence, a custodian, trustee or receiver shall be appointed for the Borrower or any Restricted Subsidiary or for a substantial part of the property thereof and shall not be discharged within 60 days, or the Borrower or any Restricted Subsidiary shall make an assignment for the benefit of creditors.

          (g) Any bankruptcy, reorganization, debt arrangement or other proceedings under any bankruptcy or insolvency law shall be instituted by or against the Borrower or any Restricted Subsidiary, and, if instituted against any such Person, shall have been consented to or acquiesced in by such Person, or shall remain undismissed for 60 days, or an order for relief shall have been entered against such Person.

          (h) Any dissolution or liquidation proceeding shall be instituted by or against the Borrower or any Restricted Subsidiary, and, if instituted against any such Person, shall be consented to or acquiesced in by such Person or shall remain for 60 days undismissed.

          (i) One or more judgments for the payment of money in excess of $1,000,000 (on a cumulative basis for the Borrower and the Restricted Subsidiaries taken together) shall be rendered against the Borrower or any Restricted Subsidiary and such judgment(s) remain(s) unpaid or undischarged for more than 60 days from the date of entry thereof or upon expiration of any period during which execution of such judgment(s) shall be stayed during an appeal from such judgment(s), excluding any judgment(s) with respect to which the amount is fully insured (excluding applicable deductibles) and with respect to which the insurer has acknowledged in writing its liability for the full amount thereof.

          (j) The maturity of any material Indebtedness of the Borrower or any Restricted Subsidiary (other than Indebtedness under this Agreement) shall be accelerated, or the Borrower or any Restricted Subsidiary shall fail to pay any such material Indebtedness when due (after the lapse of any applicable grace period) or, in the case of such Indebtedness payable on demand, when demanded (after the lapse of any applicable grace period), or any event shall occur or condition shall exist and shall continue for more than the period of grace, if any, applicable thereto and shall have the effect of causing, or permitting the holder of any such Indebtedness or any trustee or other Person acting on behalf of such holder to cause, such material Indebtedness to become due prior to its stated maturity or to realize upon any collateral given as security therefor. For purposes of this Section, Indebtedness of the Borrower or any Restricted Subsidiary shall be deemed "material" if it exceeds $5,000,000 as to any item of Indebtedness or in the aggregate for all items of Indebtedness (on a cumulative basis for the Borrower and the Restricted Subsidiaries taken together) with respect to which any of the events described in this
Section 7.1(j) has occurred.

          (k) Any execution or attachment shall be issued whereby any material property of the Borrower or any Restricted Subsidiary shall be taken or attempted to be taken and the same shall not have been vacated or stayed within 30 days after the issuance thereof.

          (l) Any Security Document shall, at any time, cease to be in full force and effect or shall be judicially declared null and void, or the validity or enforceability thereof shall be contested by the Borrower or the relevant Restricted Subsidiary, or the Agent or the Lenders shall cease to have a valid and perfected security interest having the priority contemplated thereunder in all of the collateral described therein, other than by action or inaction of the Agent or the Lenders if (i) the aggregate value of the collateral affected by any of the foregoing exceeds $50,000 and (ii) any of the foregoing shall remain unremedied for ten days or more after receipt of notice thereof by the Borrower or the relevant Restricted Subsidiary from the Agent.

          (m) Any Change in Control shall occur.

          (n) An "Event of Default" or an "Additional Event of Default" shall occur under the Indenture or any event of default (however styled) shall occur under any other Securitization Document.

          (o) The aggregate Principal Balance of all Advances to a particular Obligor shall at any time exceeds 2.75% of the Greatest Amount of Eligible Advances, and such excess shall continue for more than 30 calendar days.

          Section 7.2 Remedies. If (a) any Event of Default described in Sections 7.1(f), (g) or (h) shall occur, the Commitments shall automatically terminate and the Notes and all other Obligations shall automatically become immediately due and payable; and (b) any other Event of Default shall occur and be continuing, then, upon the Agent's receipt of a request in writing from the Required Lenders, the Agent shall take any of the following actions so requested: (i) declare the Commitments terminated, whereupon the Commitments shall terminate and (ii) declare the outstanding unpaid principal balance of the Notes, the accrued and unpaid interest thereon and all other Obligations to be forthwith due and payable, whereupon the Notes, all accrued and unpaid interest thereon and all such Obligations shall immediately become due and payable, in each case without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, anything in this Agreement or in the Notes to the contrary notwithstanding. Upon the occurrence of any of the events described in the preceding sentence, the Agent may and, when so requested by the Required Lenders, the Agent shall, exercise all rights and remedies under any of the Loan Documents, and enforce all rights and remedies under any applicable law.

          Section 7.3  Offset.  In addition to the remedies set forth in
Section 7.2, upon the occurrence of any Event of Default and thereafter while the same shall be continuing, the Borrower hereby irrevocably authorizes each Lender to set off any Obligations owed to such Lender against all deposits and credits of the Borrower with, and any and all claims of the Borrower against, such Lender. Such right shall exist whether or not such Lender shall have made any demand hereunder or under any other Loan Document, whether or not the Obligations, or any part thereof, or deposits and credits held for the account of the Borrower is or are matured or unmatured, and regardless of the existence or adequacy of any collateral, guaranty or any other security, right or remedy available to such Lender or the Lenders. Each Lender agrees that, as promptly as is reasonably possible after the exercise of any such setoff right, it shall notify the Borrower of its exercise of such setoff right; provided, however, that the failure of such Lender to provide such notice shall not affect the validity of the exercise of such setoff rights. Nothing in this Agreement shall be deemed a waiver or prohibition of or restriction on any Lender to all rights of banker's Lien, setoff and counterclaim available pursuant to law.

                         ARTICLE VIII

                          THE AGENT

          For the purposes of this Article VIII, the term "Loan Document" shall be deemed to include all Rate Swap Agreements. The following provisions shall govern the relationship of the Agent with the Lenders and the Swap Parties:

          Section 8.1 Appointment and Authorization. Each Lender and each Swap Party appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such respective powers under the Loan Documents as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto. Neither the Agent nor any of its directors, officers or employees shall be liable for any action taken or omitted to be taken by it under or in connection with the Loan Documents, except for its own gross negligence or willful misconduct. The Agent shall act as an independent contractor in performing its obligations as Agent hereunder and nothing herein contained shall be deemed to create any fiduciary relationship among or between the Agent, the Borrower, any of the Borrower's Subsidiaries, the Lenders or the Swap Parties.

          Section 8.2 Note Holders. The Agent may treat the payee of any Note as the holder thereof until written notice of transfer shall have been filed with it, signed by such payee and in form satisfactory to the Agent.

          Section 8.3 Consultation With Counsel. The Agent may consult with legal counsel selected by it and shall not be liable for any action taken or suffered in good faith by it in accordance with the advice of such counsel.

          Section 8.4 Loan Documents. The Agent shall not be under a duty to examine or pass upon the validity, effectiveness, genuineness or value of any of the Loan Documents or any other instrument or document furnished pursuant thereto, and the Agent shall be entitled to assume that the same are valid, effective and genuine and what they purport to be.

          Section 8.5 Rabobank and Affiliates. With respect to its Commitments and the Loans made by it, and any Rate Swap Agreements entered into by it, Rabobank shall have the same rights and powers under the Loan Documents as any other Lender or Swap Party and may exercise the same as though it were not the Agent consistent with the terms thereof, and Rabobank and its Affiliates may accept deposits from, lend money to and generally engage in any kind of business with the Borrower and its Affiliates as if it were not the Agent.

          Section 8.6 Action by Agent. Except as may otherwise be expressly stated in this Agreement, the Agent shall be entitled to use its discretion with respect to exercising or refraining from exercising any rights which may be vested in it by, or with respect to taking or refraining from taking any action or actions which it may be able to take under or in respect of, the Loan Documents. The Agent shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Required Lenders, and such instructions shall be binding upon all holders of Secured Obligations; provided, however, that the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to the Loan Documents or applicable law. The Agent shall incur no liability under or in respect of any of the Loan Documents by acting upon any notice, consent, certificate, warranty or other paper or instrument believed by it to be genuine or authentic or to be signed by the proper party or parties and to be consistent with the terms of this Agreement.

          Section 8.7 Credit Analysis. Each Lender and each Swap Party has made, and shall continue to make, its own independent investigation or evaluation of the operations, business, property and condition, financial and otherwise, of the Borrower in connection with entering into this Agreement and the other Loan Documents and has made its own appraisal of the creditworthiness of the Borrower and its Subsidiaries. Except as explicitly provided herein, the Agent has no duty or responsibility, either initially or on a continuing basis, to provide any Lender or any Swap Party with any credit or other information with respect to such operations, business, property, condition or creditworthiness, whether such information comes into its possession on or before the first Event of Default or at any time thereafter.

          Section 8.8 Notices of Event of Default, Etc. In the event that the Agent shall have acquired actual knowledge of any Event of Default or Default, the Agent shall promptly give notice thereof to the Lenders.

          Section 8.9 Indemnification. Each Lender agrees to defend, protect, indemnify and hold harmless the Agent, its Affiliates and their respective directors, officers, employees, attorneys and agents (to the extent not reimbursed by the Borrower) (each of the foregoing being an "Agent Indemnitee" and all of the foregoing being collectively the "Agent Indemnitees") from and against any and all claims, actions, damages, liabilities, judgments, costs and expenses, including all reasonable fees and disbursements of counsel which may be incurred in the investigation or defense of any matter (collectively "Agent Indemnified Liabilities") imposed upon, incurred by or asserted against any Agent Indemnitee, whether direct, indirect or consequential and whether based on any federal, state, local or foreign laws or regulations (including without limitation securities laws, Environmental Laws, commercial laws and regulations), under common law or on equitable cause, or on contract or otherwise:

          (a) by reason of, relating to or in connection with the execution, delivery, performance or enforcement of any Loan Document, any commitments relating thereto, or any transaction contemplated by any Loan Document; or

          (b) by reason of, relating to or in connection with any credit extended or used under, or transaction financed by, the Loan Documents or the exercise of any rights or remedies thereunder, including the acquisition of any collateral by the Agent by way of foreclosure of the Lien thereon, deed or bill of sale in lieu of such foreclosure or otherwise;

provided, however, that no Lender shall be liable to any Agent Indemnitee for any portion of such Agent Indemnified Liabilities resulting from such Agent Indemnitee's gross negligence or willful misconduct. In the event this indemnity is unenforceable as a matter of law as to a particular matter or consequence referred to herein, it shall be enforceable to the full extent permitted by law. Furthermore, if and to the extent that any of the foregoing agreements described in this Section 8.9 may be unenforceable for any reason, each Lender hereby agrees to make the maximum contribution to the payment and satisfaction of each of the Agent Indemnified Liabilities that is permissible under applicable law.

This indemnification applies, without limitation, to any act, omission, event or circumstance existing or occurring on or prior to the later of the latest Termination Date or the date of payment in full of the Obligations. The indemnification provisions set forth above shall be in addition to any liability any Lender may otherwise have. Without prejudice to the survival of any other obligation of the Lenders to the Agent hereunder the indemnities and obligations of the Lenders contained in this Section shall survive the payment in full of the other obligations. No payment by any Lender under this Section shall relieve the Borrower or any Restricted Subsidiary of any of its obligations under any Loan Document.

          Section 8.10A  Payments and Collections Prior to an Event of
Default.

           a) Subject to Section 8.10B, all funds received by the Agent in respect of any payments made by or on behalf of the Borrower on the A Notes or the Facility A Commitment Fees shall be distributed forthwith by the Agent among the A Lenders, in like currency and funds as received, ratably according to each A Lender's Facility A Percentage.

           b) Subject to subsection (c) below and Section 8.10B, all funds received by the Agent in respect of any payments made by or on behalf of the Borrower on the B Notes or on the Facility B Commitment Fees shall be distributed forthwith by the Agent among the B Lenders, in like currency and funds as received, ratably according to each B Lender's Facility B Percentage.

          (c) Notwithstanding subsection (b) above, all payments of principal made by the Borrower in respect of the B Loans shall be made to the Agent solely for the account of Rabobank until the Total Facility B Outstandings have been reduced to $45,000,000, after which point principal payments allocable to Facility B shall be applied as otherwise provided by the other terms of this Agreement and the other Loan Documents.

          (d) Subject to Section 8.10B, all funds received by the Agent in respect of any payments made by or on behalf of the Borrower in respect of its obligations under a Swap Agreement shall be distributed to the applicable Swap Party.

          Section 8.10B Payments and Collections after an Event of Default. After any Event of Default has occurred, all funds received by the Agent, whether as payments by the Borrower or as realization on collateral or on any guaranties, shall (except as may otherwise be required by law) be distributed by the Agent as follows:

          (a) A Lender Priority Collateral and A Lender Priority Payments. Any A Lender Priority Payment and the proceeds of any collection or sale of A Lender Priority Collateral shall be applied:

          (i) First, to pay the Agent or any A Lender who has incurred any unreimbursed cost of collection with respect to any A Loan, any A Note, any A Lender Priority Payment, any A Lender Priority Collateral or otherwise relating to Facility A, the cost thereof, to be distributed ratably to the Agent and each such A Lender in the proportion that the costs incurred by the Agent or such A Lender, as applicable, bear to the total of all such costs incurred by the Agent and all A Lenders.

          (ii) Second, to pay the Agent or any A Lender to whom the Borrower owes any indemnity obligation or other expense reimbursement obligation (other than those described in the immediately preceding subsection (a)(i)) with respect to any A Loan, any A Note, any A Lender Priority Payment, any A Lender Priority Collateral or otherwise relating to Facility A, the amount thereof, to be distributed ratably to the Agent and each such Facility A Lender in the proportion that such indemnity obligations or other expense reimbursement obligations owing to the Agent or such A Lender, as applicable, bear to the total of all such indemnity obligations and other expense reimbursement obligations owing to the Agent and all A Lenders;

          (iii) Third, to pay (1) to the Facility A Lenders, accrued Facility A Commitment Fees then due and payable by the Borrower in respect of the Facility A Commitments in accordance with their Facility A Percentages, and (2) to the Agent, that portion of the accrued fees payable to the Agent determined by multiplying the aggregate amount of all accrued fees payable to the Agent by a fraction, determined as of the most recently occurring Termination Date (whether applicable to Facility A or Facility B or both), the numerator of which equals the principal amount of all Obligations owed to the A Lenders in respect of Facility A on such date and the denominator of which equals the principal amount of all Obligations owed to all Lenders on such date;

          (iv) Fourth, to pay accrued interest that is payable on the A Loans to the A Lenders in accordance with their Facility A Percentages;

           (v) Fifth, to pay the principal of the A Loans to the A Lenders in accordance with their Facility A Percentages;

           (vi) Sixth, to the Persons and in the priorities specified in
Section 8.10B(b); and

           (vii) Seventh, to the Borrower or as otherwise may be directed by court order or by other applicable law.

To the extent that available funds are sufficient to pay only part of the amount due to all Persons within any of the foregoing clauses, such funds shall be allocated to all such Persons pro rata in accordance with the respective amounts owed. Upon any sale of the A Lender Priority Collateral by the Agent (including pursuant to a power of sale granted by statute or under a judicial proceeding), the receipt by the Agent or of the officer making the sale shall be a sufficient discharge to the purchaser or purchasers of the A Lender Priority Collateral so sold and such purchaser or purchasers shall not be obligated to see to the application of any part of the purchase money paid over to the Agent or such officer or be answerable in any way for the misapplication thereof.

          (b) B Lender Priority Collateral. Any B Lender Priority Payment and the proceeds of any collection or sale of B Lender Priority Collateral shall be applied:

          (i) First, to pay the Agent or any B Lender who has incurred any unreimbursed cost of collection with respect to any B Loan, any B Note, any B Lender Priority Payment, any B Lender Priority Collateral or otherwise relating to Facility B, or relating to any Swap Agreement, the cost thereof, to be distributed ratably to the Agent and each such B Lender in the proportion that the costs incurred by the Agent or such B Lender, as applicable, bear to the total of all such costs incurred by the Agent and all B Lenders.

          (ii) Second, to pay the Agent or any B Lender to whom the Borrower owes any indemnity obligation or other expense reimbursement obligation (other than those described in the immediately preceding subsection (b)(i)) with respect to any B Loan, any B Note, any B Lender Priority Payment, any B Lender Priority Collateral or otherwise relating to Facility B, or relating to any Swap Agreement, the amount thereof, to be distributed ratably to the Agent and each such Facility B Lender in the proportion that such indemnity obligations or other expense reimbursement obligations owing to the Agent or such B Lender, as applicable, bear to the total of all such indemnity obligations and other expense reimbursement obligations owing to the Agent and all B Lenders;

          (iii) Third, (1) to the Facility B Lenders, accrued Facility
B Commitment Fees then due and payable by the Borrower in respect of the Facility B Commitments in accordance with their Facility B Percentages, and (2) to pay to the Agent that portion of the accrued fees payable to the Agent determined by multiplying the aggregate accrued fees payable to the Agent by a fraction, determined as of the most recently occurring Termination Date (whether applicable to Facility A, Facility B or both), the numerator of which equals the principal amount of all Obligations owed to the B Lenders in respect of Facility B on such date and the denominator of which equals the principal amount of all Obligations owed to all Lenders on such date;

          (iv) Fourth, to pay (1) accrued interest that is payable on the B Loans to the B Lenders in accordance with their Facility B Percentages, and (2) any obligation (other than an early termination payment obligation) owing to a Swap Party that is due and payable to such Swap Party pursuant to any Swap Agreement;

          (v) Fifth, to pay (1) any principal amount that would otherwise be owing under Section 8.10A(c) if no Event of Default had occurred, and
(2) after the foregoing has been so paid, (y) the principal of the B Loans to the B Lenders in accordance with their Facility B Percentages, and (z) any obligation that is due and payable to a Swap Party as a result of an early termination of a Swap Agreement;

          (vi) Sixth, to the Persons and in the priorities specified in
Section 8.10B(a); and

          (vii) Seventh, to the Borrower or as otherwise may be directed by court order or by other applicable law.

To the extent that available funds are sufficient to pay only part of the amount due to all Persons within any of the foregoing clauses, such funds shall be allocated to all such Persons pro rata in accordance with the respective amounts owed. Upon any sale of the B Lender Priority Collateral by the Agent (including pursuant to a power of sale granted by statute or under a judicial proceeding), the receipt by the Agent or of the officer making the sale shall be a sufficient discharge to the purchaser or purchasers of the B Lender Priority Collateral so sold and such purchaser or purchasers shall not be obligated to see to the application of any part of the purchase money paid over to the Agent or such officer or be answerable in any way for the misapplication thereof.

          Section 8.11 Sharing of Payments. If any Lender or any Swap Party shall receive and retain any payment, voluntary or involuntary, whether by setoff, application of deposit balance or security, or otherwise, in respect of the Secured Obligations in excess of such Lender's or such Swap Party's share thereof as determined under the Loan Documents
(including without limitation Section 8.10A and B of this Agreement), then such Lender or Swap Party shall purchase from the other Secured
Parties for cash and at face value and without recourse, such participation in the Secured Obligations held by such other Secured Parties as shall be necessary to cause such excess payment to be shared ratably in accordance with the applicable provisions of the Loan Documents (including without limitation Section 8.10A and B of this Agreement) as aforesaid with such other Secured Parties; provided, that if such excess payment or part thereof is thereafter recovered from such purchasing Lender or Swap Party, the related purchases from the other Secured Parties shall be rescinded ratably and the purchase price restored as to the portion of such excess payment so recovered, but without interest. Subject to the participation purchase obligation above, each Lender and each Swap Party agrees to exercise any and all rights of setoff, counterclaim or banker's lien first fully against any Secured Obligations held by such Lender or Swap Party, and only then to any other Indebtedness of the Borrower to such Lender or Swap Party.

          Section 8.12 Advice to Lenders. The Agent shall forward to the Lenders copies of all semi-annual field audit reports and all notices, financial reports and other communications received by it as Agent pursuant to Section 5.3 or comparable reporting requirements in the other Loan Documents from the Borrower or any of its Subsidiaries, excluding, however, notices, reports and communications which by the terms hereof are to be furnished by the Borrower or any of its Subsidiaries directly to each Lender.

          Section 8.13 Resignation. If at any time Rabobank shall deem it advisable, in its sole discretion, it may submit to each of the Lenders, the Swap Parties and the Borrower a written notification of its resignation as Agent under this Agreement and the other Loan Documents, such resignation to be effective upon the appointment of a successor Agent, but in no event later than 30 days from the date of such notice. Upon submission of such notice, the Required Lenders may appoint a successor Agent; provided, however, that so long as no Default or Event of Default has occurred and is continuing, such appointment shall be with the consent of the Borrower, which consent shall not be unreasonably withheld.

                             ARTICLE IX

                            MISCELLANEOUS

          Section 9.1 Modifications. Notwithstanding any provisions to the contrary herein, any term of this Agreement may be amended with the written consent of the Borrower; provided that no amendment, modification or waiver of any provision of this Agreement or any other Loan Document or consent to any departure therefrom by the Borrower or other party thereto shall in any event be effective unless the same shall be in writing and signed by the Required Lenders, and then such amendment, modification, waiver or consent shall be effective only in the specific instance and for the purpose for which given. The Agent may enter into amendments or modifications of, and grant consents and waivers to departure from the provisions of, those Loan Documents to which the Lenders are not signatories without the Lenders joining therein, provided the Agent has first obtained the separate prior written consent to such amendment, modification, consent or waiver from the Required Lenders.
Notwithstanding the forgoing, no such amendment, modification, waiver or consent shall:

          (a) With respect to any A Note, reduce the rate or extend the time of payment of interest thereon, or reduce the amount of the principal thereof, or otherwise modify any of the provisions of any such A Note with respect to the payment or repayment thereof, without the consent of all A Lenders; or

          (b) With respect to any B Note, reduce the rate or extend the time of payment of interest thereon, or reduce the amount of the principal thereof, or otherwise modify any of the provisions of any such B Note with respect to the payment or repayment thereof, without the consent of all B Lenders; or

          (c) Increase the amount or extend the time of any Facility A Commitment of any A Lender, without the consent of all A Lenders; or

          (d) Increase the amount or extend the time of any Facility B Commitment of any B Lender, without the consent of all B Lenders; or

          (e) Reduce the rate or extend the time of payment of any fee payable to an A Lender, without the consent of all A Lenders; or

          (f) Reduce the rate or extent the time of payment of any fee payable to a B Lender, without the consent of all B Lenders; or

          (g) Except as may otherwise be expressly provided in any of the other Loan Documents, release or subordinate any material portion of collateral securing, or any guaranties for, all or any part of the Obligations without the consent of all the Lenders; or

          (h) Amend the definition of Required Lenders or otherwise reduce the percentage of the Lenders required to approve or effectuate any such amendment, modification, waiver, or consent, without the consent of all the Lenders; or

          (i) Amend any of the foregoing Sections 9.1(a) through (h) or this Section 9.1(i) without the consent of all the Lenders; or

          (j) Amend any provision of this Agreement relating to the Agent in its capacity as Agent without the consent of the Agent.

          Section 9.2 Expenses. Whether or not the transactions contemplated hereby are consummated, the Borrower agrees to reimburse the Agent upon demand for all reasonable out-of-pocket expenses paid or incurred by the Agent (including filing and recording costs and fees and expenses of Faegre & Benson LLP, special counsel to the Agent) in connection with the negotiation, preparation, approval, review, execution, delivery, amendment or modification of this Agreement and the other Loan Documents and any commitment letters relating thereto. The Borrower shall also reimburse the Agent and each Lender upon demand for all reasonable out-of-pocket expenses (including expenses of legal counsel) paid or incurred (i) by the Agent in connection with each field audit referenced in Section 5.6 and (ii) by the Agent or any Lender in connection with the collection and enforcement of this Agreement and any other Loan Document. The obligations of the Borrower under this Section shall survive any termination of this Agreement.

          Section 9.3 Waivers, etc. No failure on the part of the Agent or the holder of a Note to exercise and no delay in exercising any power or right hereunder or under any other Loan Document shall operate as a waiver thereof; nor shall any single or partial exercise of any power or right preclude any other or further exercise thereof or the exercise of any other power or right. The remedies herein and in the other
Loan Documents provided are cumulative and not exclusive of any remedies provided by law.

          Section 9.4 Notices. Except when telephonic notice is expressly authorized by this Agreement, any notice or other communication to any party in connection with this Agreement shall be in writing and shall be sent by manual delivery, telegram, facsimile transmission
(with machine or oral confirmation of delivery), overnight courier or United

States mail (postage prepaid) addressed to such party at the address specified on the signature page hereof, or at such other address as such party shall have specified to the other party hereto in writing. All periods of notice shall be measured from the date of delivery thereof if manually delivered, from the date of sending thereof if sent by telegram or facsimile transmission (with machine or oral confirmation of delivery), from the first Business Day after the date of sending if sent by overnight courier, or from four days after the date of mailing if mailed; provided, however, that any notice to the Agent or any Lender under
Article II hereof shall be deemed to have been given only when received by the Agent or such Lender.

          Section 9.5 Taxes. The Borrower agrees to pay, and save the Agent and the Lenders harmless from all liability for, any stamp or other taxes (except income taxes) which may be payable with respect to the execution or delivery of this Agreement or the issuance of the Notes, which obligation of the Borrower shall survive the termination of this Agreement.

          Section 9.6 Successors and Assigns; Disposition of Loans; Transferees. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign its rights or delegate its obligations hereunder or under any other Loan Document without the prior written consent of all the Lenders. Each Lender may at any time sell, assign, transfer, grant participations in, or otherwise dispose of any portion of its Commitments, the Loans and/or Advances (each such interest so disposed of being herein called a "Transferred Interest") to other Persons ("Transferees"); provided, however, that a Lender may dispose of a Transferred Interest only to another Lender or to another Person specifically approved by the Agent (which approval shall not be unreasonably withheld) and only upon payment to the Agent by the parties to such disposition of a processing and recording fee in the amount of $3,500 for each party. Any attempt to dispose of a Transferred
Interest in contravention of the preceding sentence shall be deemed to be void ab initio. The Borrower agrees that each Transferee shall be entitled to the benefits of Sections 2.14, 2.15, 2.16, 2.17 and 9.2 with respect to its Transferred Interest and that each Transferee may exercise any and all rights of banker's Lien, setoff and counterclaim as if such Transferee were a direct lender to the Borrower. If any Lender makes any assignment to a Transferee, then upon notice to the Borrower (and receipt of the approval of the Agent as described above) such Transferee, to the extent of such assignment (unless otherwise provided therein), shall become a "Lender" hereunder and shall have all the rights and obligations of such Lender hereunder and such Lender shall be released from its duties and obligations under this Agreement to the extent of such assignment. Any assignment shall be made pursuant to an assignment agreement substantially in the form of Exhibit 9.6. Notwithstanding the sale by any Lender of any participation hereunder,
(a) no participant shall be deemed to be or have the rights and obligations of a Lender hereunder except that any participant shall have a right of setoff under Section 7.3 as if it were such Lender and the amount of its participation were owing directly to such participant by the Borrower and (b) such Lender shall not in connection with selling any such participation condition such Lender's rights in connection with consenting to amendments or granting waivers concerning any matter under any Loan Document upon obtaining the consent of such participant other than on matters relating to (i) any reduction in the amount of any principal of, or the amount of or rate of interest on, any Note or Advance in which such participation is sold, (ii) any postponement of the date fixed for any payment of principal of or interest on any Note or Advance in which such participation is sold, or (iii) the release or subordination of any material portion of any collateral other than pursuant to the terms of any Security Document.

          Section 9.7 Governing Law and Construction. THE VALIDITY, CONSTRUCTION AND ENFORCEABILITY OF THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS SHALL BE GOVERNED BY THE INTERNAL LAWS OF THE STATE OF NEW YORK, WITHOUT GIVING EFFECT TO CONFLICT OF LAWS PRINCIPLES (OTHER THAN SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS LAW). Whenever possible, each provision of this Agreement and the other Loan Documents and any other statement, instrument or transaction contemplated hereby or thereby or relating hereto or thereto shall be interpreted in such manner as to be effective and valid under such applicable law, but, if any provision of this Agreement, the other Loan Documents or any other statement, instrument or transaction contemplated hereby or thereby or relating hereto or thereto shall be held to be prohibited or invalid under such applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement, the other Loan Documents or any other statement, instrument or transaction contemplated hereby or thereby or relating hereto or thereto.

          Section 9.8 Consent to Jurisdiction. AT THE OPTION OF THE AGENT, THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS MAY BE ENFORCED IN ANY FEDERAL COURT OR NEW YORK STATE COURT SITTING IN NEW YORK COUNTY, NEW YORK; AND THE BORROWER CONSENTS TO THE JURISDICTION AND VENUE OF ANY SUCH COURT AND WAIVES ANY ARGUMENT THAT VENUE IN SUCH FORUMS IS NOT CONVENIENT. IN THE EVENT THE BORROWER COMMENCES ANY ACTION IN ANOTHER JURISDICTION OR VENUE UNDER ANY TORT OR CONTRACT THEORY ARISING DIRECTLY OR INDIRECTLY FROM THE RELATIONSHIP CREATED BY THIS AGREEMENT, THE AGENT AT ITS OPTION SHALL BE ENTITLED TO HAVE THE CASE TRANSFERRED TO ONE OF THE JURISDICTIONS AND VENUES ABOVE-DESCRIBED, OR IF SUCH TRANSFER CANNOT BE ACCOMPLISHED UNDER APPLICABLE LAW, TO HAVE SUCH CASE DISMISSED WITHOUT PREJUDICE.

          Section 9.9 Waiver of Jury Trial. EACH OF THE BORROWER , THE AGENT AND THE BANKS IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY.

          Section 9.10 Survival of Agreement. All representations, warranties, covenants and agreement made by the Borrower herein or in the other Loan Documents and in the certificates or other instruments prepared or delivered in connection with or pursuant to this Agreement or any other Loan Document shall be deemed to have been relied upon by the Lenders and shall survive the making of the Loans by the Lenders and the Borrower's execution and delivery of the Loan Documents, regardless of any investigation made by or on behalf of the Lenders, and shall continue in full force and effect as long as any Obligation is outstanding and unpaid and any of the Commitments have not been terminated; provided, however, that the obligations of the Borrower under Sections 9.2, 9.5 and 9.11 shall survive payment in full of the Obligations and the termination of the Commitments.

          Section 9.11 Indemnification. The Borrower hereby agrees to defend, protect, indemnify and hold harmless the Agent and the Lenders and their respective Affiliates and the directors, officers, employees, attorneys and agents of the Agent and the Lenders and their respective Affiliates (each of the foregoing being an "Indemnitee" and all of the foregoing being collectively the "Indemnitees") from and against any and all claims, actions, damages, liabilities, judgments, costs and expenses, including all reasonable fees and disbursements of counsel which may be incurred in the investigation or defense of any matter (collectively "Liabilities") imposed upon, incurred by or asserted against any Indemnitee, whether direct, indirect or consequential and whether based on any federal, state, local or foreign laws or regulations (including without limitation securities laws, Environmental Laws, commercial laws and regulations), under common law or on equitable cause, or on contract or otherwise:

          (a) by reason of, relating to or in connection with the execution, delivery, performance or enforcement of any Loan Document, any commitments relating thereto, or any transaction contemplated by any Loan Document; or

          (b) by reason of, relating to or in connection with any credit extended or used under, or transaction financed by, the Loan Documents or any act done or omitted by any Person, or the exercise of any rights or remedies thereunder, including the acquisition of any collateral by the Lenders by way of foreclosure of the Lien thereon, deed or bill of sale in lieu of such foreclosure or otherwise;

provided, however, that the Borrower shall not be liable to any Indemnitee for any portion of such Liabilities resulting from such Indemnitee's gross negligence or willful misconduct. In the event this indemnity is unenforceable as a matter of law as to a particular matter or consequence referred to herein, it shall be enforceable to the full extent permitted by law. Furthermore, if and to the extent that any of the foregoing agreements described in this Section 9.11 may be unenforceable for any reason, the Borrower hereby agrees to make the maximum contribution to the payment and satisfaction of each of the Liabilities that is permissible under applicable law.

This indemnification applies, without limitation, to any act, omission, event or circumstance existing or occurring on or prior to the later of the latest Termination Date or the date of payment in full of the Obligations, including specifically Obligations arising under clause (b) of this Section. The indemnification provisions set forth above shall be in addition to any liability the Borrower may otherwise have. Without prejudice to the survival of any other obligation of the Borrower hereunder the indemnities and obligations of the Borrower contained in this Section shall survive the payment in full of the other Obligations.

          Section 9.12 Captions. The captions or headings herein and any table of contents hereto are for convenience only and in no way define, limit or describe the scope or intent of any provision of this Agreement.

          Section 9.13 Entire Agreement. This Agreement and the other Loan Documents embody the entire agreement and understanding between the Borrower, the Agent and the Lenders with respect to the subject matter hereof and thereof. This Agreement supersedes all prior agreements and understandings relating to the subject matter hereof. Nothing contained in this Agreement or in any other Loan Document, expressed or implied, is intended to confer upon any Persons other than the parties hereto any rights, remedies, obligations or liabilities hereunder or thereunder.

          Section 9.14 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original but all of which, taken together, shall constitute but one and the same instrument, and any of the parties hereto may execute this Agreement by signing any such counterpart.

          Section 9.15 Agreement Effectiveness. This Agreement will become effective on the date (the "Restatement Date") when (i) counterparts hereof executed on behalf of the Borrower, the Agent and each Lender have been received by the Agent, (ii) all conditions to the amendment and restatement of the Original Credit Agreement set forth in Article III have been satisfied, and (iii) notice thereof has been given by the Agent to the various parties hereto. The Agent agrees to give such notice in accordance with Section 9.15 promptly upon the satisfaction of all of the requirements set forth in the previous sentence.

          Section 9.16 Borrower Acknowledgements. The Borrower hereby acknowledges (a) receipt of a copy of each Loan Document and each other document and agreement executed in connection with this Agreement or the Obligations under any Loan Document, (b) that it has been advised by counsel in the negotiation, execution and delivery of this Agreement and the other Loan Documents, (c) that neither the Agent nor any Lender has any fiduciary relationship to the Borrower, the relationship being solely that of debtor and creditor, (d) that no joint venture exists between the Borrower and the Agent or any Lender, and (e) that neither the Agent nor any Lender undertakes any responsibility to the Borrower to review or inform the Borrower of any matter in connection with any phase of the business or operations of the Borrower and the Borrower shall rely entirely upon its own judgment with respect to its business, and any review, inspection or supervision of, or information supplied to, the Borrower by the Agent or any Lender is for the protection of the Lenders and neither the Borrower nor any third party is entitled to rely thereon.

                                    -122-
<PAGE)

[Signature Page Follows]

 IMPORTANT: READ BEFORE SIGNING. THE TERMS OF THIS AGREEMENT SHOULD BE READ CAREFULLY BECAUSE ONLY THOSE TERMS IN WRITING ARE ENFORCEABLE. NO OTHER TERMS OR ORAL PROMISES NOT CONTAINED IN THIS WRITTEN CONTRACT MAY BE LEGALLY ENFORCED. YOU MAY CHANGE THE TERMS OF THIS AGREEMENT ONLY BY ANOTHER WRITTEN AGREEMENT.

		IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.

                                       AG SERVICES OF AMERICA, INC.


                                       By:
                                           ----------------------------
                                       Name:
                                           ----------------------------
                                       Title:
                                           ----------------------------

                                       Address for Borrower:
                                       1309 Technology Parkway
                                       Cedar Falls, IA  50613
                                       Attn: Henry C. Jungling
                                       Telecopier No. (319) 277-0277

Facility A Commitment Amount:               COOPERATIEVE CENTRALE
    $70,000,000                             RAIFFEISEN-BOERENLEENBANK B.A.,
Facility B Commitment Amount:               "RABOBANK NEDERLAND", NEW
    $50,000,000                             YORK BRANCH,
                                            individually and as Agent


                                            By:
                                               ----------------------------
                                            Title:
                                               ----------------------------


                                            By:
                                               ----------------------------
                                            Title:
                                               ----------------------------

                                            Address of Applicable Lending
                                            Office for Base Rate Loans:

                                            245 Park Avenue
                                            New York, New York  10167

                                            Address for notices:


                                            c/o Rabo Support Services, Inc.
                                            10 Exchange Place
                                            Jersey City, New Jersey  07302
                                            Attn: Corporate Services
                                            Telecopier No. (201) 499-5326

                                            with a copy to:

                                            Rabobank International
                                            300 South Wacker Drive
                                            Suite 3500
                                            Chicago, Illinois  60606-6610
                                            Attention: Thomas Levasseur

Facility A Commitment Amount:               U.S. BANK NATIONAL ASSOCIATION
    $30,000,000
Facility B Commitment Amount:
    $20,000,000



                                            By:
                                               ----------------------------
                                            Title: Vice President

                                            Address of Applicable Lending
                                            Office for Eurodollar Loans:

                                            800 Nicollet Mall
                                            Minneapolis, Minnesota  55402
                                            Attn: Sharon Miller
                                            Telecopier No.: (612) 303-4507

                                            Address of Applicable Lending
                                            Office for Base Rate Loans:

                                            800 Nicollet Mall
                                            Minneapolis, Minnesota  55402
                                            Attn: Sharon Miller
                                            Telecopier No.: (612) 303-4507

                                            Address for notices:

                                            800 Nicollet Mall
                                            Minneapolis, Minnesota  55402
                                            Attn: Steven A. Tornio
                                            Telecopier No.: (612) 303-4660

Facility A Commitment Amount:               BANK OF AMERICA, NATIONAL
    $0                                      ASSOCIATION
Facility B Commitment Amount:
    $5,000,000



                                            By:
                                               ----------------------------
                                            Title:
                                               ----------------------------

                                            Address of Applicable Lending
                                            Office for Eurodollar Loans:

                                            231 South LaSalle Street
                                            Chicago, Illinois   60697
                                            Attn: Fred Johnson (IL-1-231-11-37)
                                            Telecopier No.: (312) 974-1199

                                            Address of Applicable Lending
                                            Office for Base Rate Loans:

                                            231 South LaSalle Street
                                            Chicago, Illinois   60697
                                            Attn: Fred Johnson
                                            (IL-1-231-11-37)
                                            Telecopier No.: (312) 974-1199

                                            Address for notices:

                                            231 South LaSalle Street
                                            Chicago, Illinois   60697
                                            Attn: Michael J. Hammond
                                            Telecopier No.: (312) 987-0234

List of Exhibits:

Exhibit 1.1-1    Borrowing Base Certificate
Exhibit 1.1-2    A Note
Exhibit 1.1-3    B Note
Exhibit 1.1-4    Loan to Value and Borrowing Base Methodology
Exhibit 5.3      Compliance Certificate
Exhibit 5.12A    Subsidiary Guaranty
Exhibit 5.12B    Subsidiary Security Agreement
Exhibit 9.6      Assignment Agreement