Form 10-K
period 2003-02-28
AG SERVICES OF AMERICA INC
filed 2003-05-29
CIK 875354

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
             Washington, DC 20549

                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended    February 28, 2003

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

     Indicate by check mark if the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act)       [ ] Yes   [X] No

     The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the Common Stock as of August 31, 2002 was $42,551,000.

     As of May 12, 2003, 5,479,514 shares of the registrant's common stock, no par value, were issued and outstanding. At that date, there were 114 stockholders of record and approximately 2,000 stockholders for whom securities firms acted as nominees.

             DOCUMENTS INCORPORATED BY REFERENCE

Herein the following documents are incorporated by reference:

     Selected portions of the Registrant's Definitive Proxy Statement for the annual shareholders' meeting are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

Financial Information about Industry Segments

The Company is engaged in one industry segment - the supplying of a wide range of farm inputs at competitive prices along with the credit to finance these farm inputs through the crop growing cycle.

Narrative Description of Business

General:

Ag Services of America, Inc. (the "Company") was incorporated under the laws of the state of Iowa in 1985. The Company's primary business is the supply of farm inputs, including seed, fertilizer, agricultural chemicals, crop insurance and cash advances for rent, fuel and irrigation, to farmers through out the United States. The Company buys seed, fertilizer, agricultural chemicals and other farm inputs from numerous national and regional manufacturers, distributors and suppliers of seed, fertilizer and agricultural chemicals. Farmers have traditionally purchased farm inputs from one or more suppliers using credit from commercial banks, the Farm Credit System, the FmHA or other agricultural lenders. The Company extends credit and provides farmers the convenience of purchasing and financing a wide varitey of farm inputs from a single source at competitive prices. The Company's strategy has been to provide a single source of farm inputs and the credit necessary to finance these inputs through the growing cycle by taking a security interest in the crop itself. This strategy is an attractive alternative to farmers who have difficulty obtaining credit, who needed additional credit for the expansion of existing operations and/or who wanted the convenience of a single source of farm inputs, finance and product expertise.

The Company believes that its business strategy has been responsible for its growth and has focused its efforts on the following principles:

* Supplying and financing a complete line of quality farm inputs from one or more of numerous suppliers at competitive prices with prompt delivery.
* Providing customers with appropriate product selection and crop production advice from the Company's product specialists.
* Providing detailed monthly statements to simplify the customer's bookkeeping for all farm inputs purchased from the Company throughout each growing season.
* Offering multi-peril crop insurance through the Company as a licensed insurance agency.
* Visiting customers' farms to view crops and discuss harvest plans and marketing strategies.
* Providing professional and personalized service throughout the entire growing season to encourage renewed business each year.
*  Selecting credit worthy and experienced customers.

Principal Markets:

The Company's customers are currently located in 38 states.   The Company's
principal target market is corn and soybean producers in the states of Iowa, Minnesota, Nebraska, Illinois, Ohio, South Dakota, North Dakota, Texas and Indiana.

Products and Suppliers:

The Company buys seed, fertilizer, agricultural chemicals and other farm inputs from numerous manufacturers, distributors or dealers. These suppliers may
deliver the farm inputs directly to the Company's customers.   The Company
negotiates the purchase price, discounts and trade credit annually with most
of these suppliers.   During the year ended February 28, 2003 ("Fiscal 2003"),
the percentage of net revenues attributed to the sale of seed, agricultural chemicals, fertilizer, financing income, customer fees and other income was 26.1%, 29.2%, 25.8%, 14.8%, 3.3% and 0.8%, respectively.

Seed. The Company currently buys seed from approximately 30 national and regional seed companies. Seed company representatives as well as the Company's account managers work directly with the Company's customers to assist them in selecting specific hybrids and varieties of seed. The Company sells seed at competitive prices and achieves its margin based on standard industry discounts or negotiated volume discounts, if available. Seed is delivered to the Company's customers directly by the seed companies.

Agricultural Chemicals. The Company currently buys agricultural chemicals from major distributors or suppliers. The Company sells agricultural chemicals at competitive prices and achieves its margin based on dealer discounts, negotiated pricing, manufacturers' rebates and opportunistic purchasing. Agricultural chemicals are generally delivered directly to the customer's farm by the distributor or through a dealer.

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

Customer Fees. Customer fees are primarily comprised of program fees charged to customers and insurance commissions. Program fees are fees charged to customer's accounts upon approval, net of estimated refunds. The Company offers its customers multi-peril crop insurance as an agent, although customers may also purchase multi-peril crop insurance from other insurance agents. Through twenty-one of its employees, the Company is currently licensed as an insurance agent in approximately 30 states. When customers purchase the insurance through the Company's agent, the Company receives a commission based on the premium amount.

Cash Rents, Fuel, Irrigation and Custom Application. The Company also provides its customers with credit for cash rents, fuel, irrigation and custom application costs. The amount of credit extended to customers for these input costs is not reported as net revenue, but is an integral part of the complete financing package for the customer's crop input needs.
If a customer's farm acreage is leased, the landowner may require payment of the annual rent before planting. Based on its credit policy and the customer's needs, the Company may assist its customers with the advance payment of all or a portion of these cash rents. The Company's customers generally arrange their own fuel, irrigation and custom application needs and the Company may, based on its credit policy, advance cash for a portion or all of these costs.

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

FSA "Farm Program" Payments. The United States Department of Agriculture, through its Farm Service Agency ("FSA"), guarantees participating farmers various forms of payments on "base acres" for various crops over the next year under the Farm Security and Rural Investment Act of 2002
("2002 Farm Bill"). Corn, soybeans, wheat and certain other crops are currently eligible under the FSA farm program. If a customer of the Company participates in the FSA farm program, the Company may supplement its security by obtaining an assignment of the customer's FSA "Farm Program" payments. While various forms of federal support programs have been in existence since 1933, federal farm policies and funding, including support payments under the 2002 Farm Bill, are subject to periodic change, and there can be no assurance that the FSA or any other federal agency will continue to provide support programs on an ongoing basis. Prior to the signing of the 2002 Farm Bill, the Federal Agriculture and Improvement
Act of 1995 was in effect.

Farm Input Pricing and Finance Charges:

The Company structures its pricing of farm inputs so that the net prices paid by its customers who take advantage of the Company's payment discounts are generally competitive with farm inputs purchased from other distributors or suppliers. The Company charges its customers for farm inputs when provided.

Finance charges on credit extended to a customer commence immediately for cash rents provided by the Company and on the date shipped for other farm input products sold by the Company to a customer. The Company establishes and sets its interest rates each year based on the Company's estimate of market conditions and anticipated interest costs over the year. For the year ending February 28, 2004 ("Fiscal 2004"), the Company's customers will be charged interest at a variable rate note at prime to 4.0% above prime based on the credit worthiness of the customer. The variable rate notes with customers may be subject to an "interest rate floor" which locks in a minimum interest rate for customers ranging from 4.75% to 10.25%. As of April 9, 2003, the current prime rate is 4.25% per annum as published in the Midwest Edition of The Wall Street Journal.

Currently customer accounts, including all interest, are due by January 15th for North accounts and January 31st for South accounts. The Company currently assesses a 3.0% program fee based on the customer's established credit limit and the customer can earn back all or part of the program fee based on the following repayment dates for North accounts: 3.0% for customer accounts paid off by December 1, 2.0% for customer accounts paid off by December 21 and 1.0% for customer accounts paid off by January 15th. South accounts, 3.0% for customer accounts paid off by December 18, 2.0% for customer accounts paid off by January 8 and 1.0% for customer accounts paid off by January 31st.

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

Credit Policy and Customer Notes:

The Company has established a credit policy with procedures for credit review and approval. Each new customer and customers from prior years must provide financial and credit information to the Company. If a customer is approved by the Company for credit, the Company will generally extend credit from 80% to 95% of the insured value of that customer's planned crop, based on his multi-peril insurance coverage. The Company secures its position principally by obtaining a first lien position on the crop and by receiving an assignment of the farmer's multi-peril crop insurance and government farm program payments, if available.
For certain customers, the Company's lien on the crop might be subordinate to one or more prior liens, which would directly reduce the amount of credit available to that customer. The Company obtains a current credit report or search to verify the priority of the Company's lien. The Company also contacts customer references, and for larger accounts, the Company may visit the prospective customer's farm to review farm operations before extending credit.

In conjunction with the loans discussed above, the Company also offers crop input-only financing on a limited basis and has a portfolio of intermediate term loans. Crop input-only notes are typically unsecured and are used by the Company's customers as a source for financing seed, chemicals and/or fertilizer from various national manufacturers and suppliers. Crop input-only notes are due in the fall of the year following harvest. Intermediate term loans range from one to five years in length and are secured with machinery and equipment and/or real estate.

The Company's principal assets are its notes receivable from customers who finance their purchase of farm inputs with the "AGriflex Credit" program from the Company throughout the crop growing cycle. At February 28, 2003 and February 28, 2002, the total outstanding customer notes receivable were $281,250,000 and $268,747,000, respectively.
For the years ended February 28, 2003 and February 28, 2002, there were no individual customers whose accounts were 5% or more of the Company's total customer notes receivable at year-end.

Each customer account is assigned to an employee of the Company. The accounts are monitored for collection, during harvest season, under
the supervision of the Company's account managers.   The Company's
employees generally contact their respective assigned customers biweekly during the harvest season. Through this process, the Company obtains information from customers concerning crop yields, marketing strategy, number of acres harvested and the location of the customers' stored crops. If a customer has a claim under his multi-peril crop insurance, the Company will take steps to assure that the claim has been properly and timely filed. Under the Company's credit arrangements, when a customer sells his crop, the customer is required to obtain the sale proceeds by check, payable to both the customer and the Company, and forward the check to the Company as endorsed by the customer. Upon receipt of the check, the Company applies the proceeds as a payment on the customer's account and forwards any overpayments to the customer. The Company does not retain customer funds on deposit. If a customer is to receive all or a portion of the value of his crop through a multi-peril crop insurance claim or farm program payment, the collection of that customer's account could be delayed pending receipt of those payments.

Some customers may wish to store their crops for later sale, or for other reasons may not pay their accounts in full when due. The Company monitors and documents its collateral and collection position on all accounts on an ongoing basis. The Company will informally extend the payment of a customer's note receivable to accommodate a customer's crop marketing requirements if the Company determines that there continues to be sufficient collateral. Therefore, a customer's note receivable that is past due may not be past due because of a customer's inability to pay or collateral impairment. The amount of customer notes receivable that were past due (including notes extended by the Company) at February 28, 2003 and February 28, 2002 was $174,031,000 and $140,364,000, respectively. The amount of past due customer notes receivable increased slightly from 86.6% of net revenues in Fiscal 2002 to 87.9% in Fiscal 2003, primarily as a result of an increase in the amount of customers utilizing an extended marketing cycle. This increase in past due customer notes receivable was in line with the Company's expectations. The increased dollar amount of past due customer notes receivable has not had a material adverse affect on the Company's earnings, and management does not believe that this increase will have a material adverse affect on earnings or the Company's ability to supply and finance farm inputs in the future.

The Company also continually evaluates and classifies each customer account based on collateral and expected timing of collection in determining its allowance for doubtful notes. At February 28, 2003 and February 28, 2002, the Company's allowance for doubtful notes was $12,300,000 and $9,500,000, respectively.

Sales and Marketing:

The Company markets its Agriflex Credit program through advertising, including direct mail and telemarketing, customer solicitation and referrals, including cooperative marketing efforts with several major seed and fertilizer suppliers which allow the Company to market its program through their dealer networks. In addition, as of May 25, 2003, the Company employs twenty-one full time salaried sales people. The sales representatives identify prospective customers and assist in obtaining customer information for the Company's credit review and approval.
After the Company has approved a customer, the Company's employees begin to service the customer's account generally without assistance from the sales representatives.

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

In November 2002 the Company negotiated amendments to its asset backed securitized financing program to extend the due date to May 2003, with a subsequent extention to June 2003. This program is currently in a wind down phase, which calls for an orderly collection of the notes receivable and pay down of the outstanding borrowings. This facility does not allow for the financing of 2003 Crop Year receivables. The Company also maintains a $75 million revolving line of credit facility, which was also amended in November 2002 to extend its due date to March 31, 2003. Subsequent to year-end, this facility was reduced to $65 million and extended to June 2003. This facility also does not allow for the financing of 2003 Crop Year receivables. The Company currently has a $200 million revolving line of credit for the 2003 crop year that expires in December 2003. The maximum amount available under the revolving line of credit is subject to a borrowing base computation as provided by the agreement. The Company has also negotiated participation agreements with two financial institutions whereby these financial institutions can finance up to $23.0 million in customer receivables. If the Company were not able to maintain a sufficient line of credit or other credit facility, the Company would not be able to finance sufficient sales of farm inputs, which would have a material adverse affect on the Company's business and its growth. (see "Risk Factors")

Competition:

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

Backlog Orders:

Although the Company had approximately $101,014,000 in commitments to supply farm input financing, there was no material sales backlog as of February 28, 2003.

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

Employees:

As of February 28, 2003, the Company had 158 full time employees, including eleven executive positions, four in product specialization and distribution, fifty-four in credit review and approval, five in multi-peril crop insurance sales, eighteen in accounting and administration, thirteen in information systems, fourteen in legal and collection and thirty-nine in sales and marketing. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Subsequent to year end, the Company has taken certain cost cutting measures in response to a smaller customer portfolio for the 2003 crop year. Among other cutbacks, the Company reduced its workforce by approximately 30% in May 2003.

Company Website:

The Company maintains a website with the address www.agservices.com.
The Company is not including the information contained on its website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange
Commission.

Risk Factors:

Availability of Credit to Finance Farm Inputs. The Company's principal source of revenues, which accounted for at least 77% of net revenue over the past three fiscal years, is the sale of farm inputs to farmers. If a farmer does not have sufficient cash resources to cover farm input costs until the sale of the crops after harvest, he must finance his purchase of farm inputs throughout the crop growing cycle. To facilitate the sale of farm inputs, the Company offers its customers financing during the entire growing season for each crop. For the fiscal years ended February 28, 2003, 2002 and 2001, the Company financed its purchase of farm inputs from the following sources in the respective percentages indicated: bank and corporate lines of credit 82.5%, 78.6% and 79.2%; trade credit 3.9%, 3.3% and 4.3%;
and equity 13.6%, 18.1% and 16.5%. If the Company is not able to obtain and maintain sufficient lines of credit, the Company would not be able to finance sufficient sales of farm inputs, which would have a material adverse effect on the Company's business.

As of May 15, 2003, the Company has arranged for financing for the 2003 crop year of approximately $220 million, which allows for customer financing for the 2003 crop year of up to $255 million. This compares to total 2002 crop year customer financing of approximately $465 million. This credit facility and the revolving credit facility (which financed 2002 crop loans and can not be used to fund 2003 crop year loans) expire in June 2003 unless certain actions are taken, including a capital investment as described below. There can be no assurance the Company will be successful in securing additional financing and, if financing is secured, it may be on terms less favorable than current terms.

The Company is taking action in order to secure additional financing. The Company has entered into a securities purchase agreement with American Securities Capital Partners, L.P. (ASCP) whereby ASCP has agreed to invest up to $70 million in capital in the Company, of which $35 million would be immediately available. The Company believes this transaction will assist in arranging for the needed financing. The securities purchase agreement is subject to certain conditions, including shareholder approval. Finalization of this transaction is not assured.

In the event that the ASCP transaction does not close and alternative financing cannot be arranged, the Company may be left with limited options. Failure to obtain new financing would materially impair the Company's ability to continue operations under the normal course of business and could have a material adverse impact upon the Company.

Security and Collection of Customer Notes Receivable. The Company's principal asset is its notes receivable from customers who finance their purchase of farm inputs from the Company throughout the crop growing cycle. The Company currently secures its position principally by obtaining a first lien position on the crop and by receiving an assignment of the farmer's multi-peril crop insurance and an assignment of government farm program payments, if available. For certain customers, the Company's lien on the crop might be subordinate to one or more prior liens. Agricultural co-ops and other suppliers of farm inputs who provide financing for their particular brands of farm inputs typically obtain a lien on the crop or assets sold but do not generally require a lien on farm land or equipment. Since the Company finances the purchase of farm inputs on a short-term basis through the crop growing and marketing cycle, the Company also generally does not require that customers provide a lien on farm land or equipment. Although the Company's credit policies include taking action necessary to preserve its lien and rights to a customer's crop, if the Company fails to perfect its lien or if a customer commits fraud, including the improper sale of crop to a bona fide purchaser, the Company may have difficulty preserving its lien rights. In addition, if a farmer does not engage in proper farming practices, the multi-peril crop insurance may not be available.

The Company also has a portfolio of intermediate term loans with repayment terms ranging from one to five years. These intermediate term loans were used to finance machinery and equipment and/or real estate. The Company typically takes a first lien position on the corresponding collateral. In addition to the above financing programs the Company also offers a crop-input only financing program whereby the Company finances customers' purchases of seed, chemical and/or fertilizer only from certain national manufacturers and suppliers. These notes are typically unsecured and repayment terms are generally in fall of the year following harvest.

The Company reviews its customer notes receivable monthly and classifies each customer note receivable into one or more of the following five classifications: "acceptable," "other loans especially mentioned (OLEM)," "substandard," "doubtful" and "loss." Although the Company believes it has made adequate provision in its Financial Statements for probable losses on these receivables, the value of the Company's collateral may fluctuate due to the variability of crop and fixed asset values over time, which could adversely affect the adequacy of the Company's reserve for doubtful notes.

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

Reduction of Financing Volume. For the 2003 Crop Year the Company has had to turn down a substantial amount of customers the Company previously financed due to limitations in credit facilities. There is no assurance that the Company will be able to get these customers back in the future or be able to replace them with new customers. This reduction in customer volume could have a material adverse effect on the Company's business.

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

Dependence on Key Officers. The success of the Company is dependent on its President, Henry C. Jungling, Jr., its Chairman of the Board, Gaylen D. Miller, its Chief Executive Officer and Secretary,
Kevin D. Schipper and its Chief Operating Officer, Shawn R. Smeins. The loss of the services of these officers could have a material adverse effect on the business of the Company.

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

Quarterly Common Stock Prices

               First     Second    Third    Fourth
               Quarter   Quarter   Quarter   Quarter
               -------   -------   -------   -------
2003
    High        $14.50    $13.15    $12.75     $8.50
    Low         $12.50     $9.81     $6.24     $6.61

2002
    High        $15.70    $16.15    $13.27    $14.00
    Low         $13.90    $12.70     $9.55    $10.00


Stockholders

As of February 28, 2003, the Company had 114 stockholders of record and approximately 2,000 stockholders for whom securities firms acted as nominees.

Dividends

The holders of common shares are entitled to receive dividends when and as declared by the Board of Directors. However, other than dividends paid prior to September 1989 to its then parent corporation, which was subsequently merged into the Company, the Company has not paid a cash dividend on its common stock. The Company does not anticipate payment of any cash dividends in the foreseeable future on its common stock. The Company presently intends to retain earnings to finance growth. The Company's current borrowing agreements contain covenants that prohibit the declaration or payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY
(Dollars in thousands, except per share amounts)
                               February   February   February   February   February
                                 2003       2002       2001       2000       1999
                              ---------- ---------- ---------- ---------- ----------
Statement of Income Data:
Net revenues:
 Farm inputs                    $160,482   $128,739   $130,067   $114,191    $87,886
 Financing income                 29,196     26,536     31,861     25,067     19,680
 Customer fees                     6,605      5,652      5,900      5,846      4,351
 Other farm inputs                 1,583      1,070        665        829        466
                              ---------- ---------- ---------- ---------- ----------
   Net revenues                 $197,866   $161,997   $168,493   $145,933   $112,383
                              ---------- ---------- ---------- ---------- ----------

Cost of revenues:
 Farm inputs                    $147,936   $119,098   $120,329   $104,937    $80,218
 Financing expense                16,205     13,830     17,082     12,062      9,309
 Provision for doubtful notes      9,068      7,485      6,266      5,421      4,021
                              ---------- ---------- ---------- ---------- ----------
    Net cost of revenues        $173,209   $140,413   $143,677   $122,420    $93,548
                              ---------- ---------- ---------- ---------- ----------

Income from continuing
  operations before operating
   expenses and income taxes     $24,657    $21,584    $24,816    $23,513    $18,835
Operating expenses                15,265     12,679     12,799     10,556      8,374
                              ---------- ---------- ---------- ---------- ----------
Income from continuing
  operations before income
  taxes                           $9,392     $8,905    $12,017    $12,957    $10,461
Income taxes                       3,494      3,429      4,564      4,878      3,722
                              ---------- ---------- ---------- ---------- ----------
   Income from continuing
     operations                   $5,898     $5,476     $7,453     $8,079     $6,739
Discontinued operations               --         --         --       (469)      (246)
                              ---------- ---------- ---------- ---------- ----------
   Net income                     $5,898     $5,476     $7,453     $7,610     $6,493
                              ========== ========== ========== ========== ==========

Earnings per common share - Basic:
 Income from continuing
   operations                      $1.08      $1.01      $1.41      $1.54      $1.29
 Discontinued operations              --         --         --      (0.09)     (0.04)
                              ---------- ---------- ---------- ---------- ----------
 Net income                        $1.08      $1.01      $1.41      $1.45      $1.25
                              ========== ========== ========== ========== ==========

Earnings per common share - Diluted:
 Income from continuing
   operations                      $1.07      $1.00      $1.36      $1.48      $1.24
 Discontinued operations              --         --         --      (0.08)     (0.04)
                              ---------- ---------- ---------- ---------- ----------
 Net income                        $1.07      $1.00      $1.36      $1.40      $1.20
                              ========== ========== ========== ========== ==========

Cash dividends per share             $--        $--        $--        $--        $--
                              ========== ========== ========== ========== ==========

Weighted average shares:
 Basic                         5,477,277  5,415,104  5,271,069  5,232,895  5,203,976
                              ========== ========== ========== ========== ==========
 Diluted                       5,494,366  5,489,755  5,490,109  5,453,478  5,430,781
                              ========== ========== ========== ========== ==========
                               February   February   February   February   February
                                 2003       2002       2001       2000       1999
                              ---------- ---------- ---------- ---------- ----------

Balance Sheet Data:
Working capital                  $18,095    $19,138    $52,081    $45,139    $39,390
Total assets                     282,668    273,801    221,240    164,328    134,644
Total debt                       183,680    187,640    147,771     93,390     70,300
Stockholders' equity              77,711     71,467     66,178     58,436     50,537

Book Value Per Share:             $14.18     $13.07     $12.53     $11.13      $9.70


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements of the Company, the related notes thereto and Selected Financial Data included elsewhere in this Annual Report.

Financing and Going Concern Matters

The availability of lines of credit is essential to the Company's operations. As of May 15, 2003, the Company has arranged for financing for the 2003 crop year of approximately $220 million, which allows for customer financing for the 2003 crop year of up to $255 million. This compares to total 2002 crop year customer financing of approximately $465 million. This credit facility and the revolving credit facility (which financed 2002 crop loans and can not be used to fund 2003 crop year loans) expire in June 2003 unless certain actions are taken, including a capital investment as described below. There can be no assurance the Company will be successful in securing additional financing and, if financing is secured, it may be on terms less favorable than current terms.

The Company is taking action in order to secure additional financing. As described below, the Company has entered into a securities purchase agreement with American Securities Capital Partners, L.P. (ASCP) whereby
ASCP has agreed to invest up to $70 million in capital in the Company, of which $35 million would be immediately available. The Company believes this transaction will assist in arranging for the needed financing.
The securities purchase agreement is subject to certain conditions, including shareholder approval. Finalization of this transaction is not assured.

In the event that the ASCP transaction does not close and alternative financing cannot be arranged, the Company may be left with limited options. Failure to obtain new financing would materially impair the Company's ability to continue operations under the normal course of business and could have a material adverse impact upon the Company.

The Company entered into a securities purchase agreement during February 2003 with ASCP, a New York private-equity investment firm, under which ASCP has agreed to invest up to $70 million in the Company in exchange for convertible preferred stock. The agreement contemplates that ASCP will contribute up to $70 million in three annual installments; the first payment of $35 million is subject, among other things, to satisfactory completion of due diligence, the Company arranging for long-term financing and shareholder approval. The second and third payments are conditional upon the Company achieving certain economic thresholds. At this time, management does not believe it will meet these economic thresholds. ASCP will have voting control of the Company after the initial funding.

The parties are presently conducting due diligence, negotiating final terms and documentation. If the transaction is consummated, current shareholders will incur dilution. There can be no assurance at this time that this investment will be consummated. The Company is considering various alternatives in the event that the transaction is not completed.

In addition to the ASCP transaction, the Company has undertaken certain actions to continue operations at a reduced level of revenue. The Company is anticipating that the $220 million credit facility will allow for customer financing for the 2003 crop year of up to $255 million as compared to 2002 crop year financing of $465 million. Because of the timing of these crop loans the Company will need to operate for the 2003 crop year on this lower level of activity. Management believes that this level of activity will be adequate to sustain operations in this transition year.

The Company has also implemented a cost reduction program which will help to mitigate the effects of the reduced financing capabilities of the Company. Among other cutbacks, the Company reduced its workforce by approximately
30% in May 2003. Management believes that it will be able to regain some of the market share lost as a result of the inability to provide financing to customers for the 2003 year. Management also believes that with the cost reduction program that was implemented and the consummation of the ASCP capital investment, the Company will be able to obtain long-term financing without suffering irrecoverable losses due to the reduced lending capabilities. No assurance can be given that the Company would be successful in these efforts.

Critical Accounting Policies

The "Management's Discussion and Analysis of Financial Condition and Results of Operations," and disclosures included within this report, are based on the Company's audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on approximate measures of the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company's significant accounting policies are described in the "Notes to Consolidated Financial Statements". Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policy to be that related to the allowance for doubtful notes.

The allowance for doubtful notes is established through a provision for doubtful notes charged to expense. Loans are charged against the allowance for doubtful notes when management believes that collectibility of the customer receivable is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company's market area and the expected trend of those economic conditions. To the extent actual results differ from forecasts and management's judgment, the allowance for doubtful notes may be greater or less than future charge-offs.

General

Net revenues increased 22% to $197.9 million for Fiscal 2003 as compared to $162.0 million in Fiscal 2002. Net income increased 8% to $5.9 million in 2003 from $5.5 million in 2002. The Company reported basic and diluted earnings per share of $1.08 and $1.07 for Fiscal 2003, respectively, compared to $1.01 and $1.00 per share, respectively, in Fiscal 2002.

Results of Operations

Selected Operating Results

The following table sets forth the dollars and percentages of net revenues by the selected items in the Consolidated Statements of Income of the Company.

                      Dollars (in thousands) and Percentage of Total Net Revenue
                      -----------------------------------------------------------
                         Year Ended           Year Ended           Year Ended
                      February 28, 2003    February 28, 2002    February 28, 2001
                      -----------------    -----------------    -----------------
Net revenues:
 Farm inputs          $160,482    81.1%    $128,739    79.4%    $130,067    77.2%
 Financing income       29,196    14.8%      26,536    16.4%      31,861    18.9%
 Customer fees           6,605     3.3%       5,652     3.5%       5,900     3.5%
 Other farm inputs       1,583     0.8%       1,070     0.7%         665     0.4%
                      ---------  ------    ---------  ------    ---------  ------
Total net revenues    $197,866   100.0%    $161,997   100.0%    $168,793   100.0%
                      ---------  ------    ---------  ------    ---------  ------

Cost of revenues:
 Farm inputs          $147,936    74.8%    $119,098    73.6%    $120,329    71.5%
 Financing expense      16,205     8.2%      13,830     8.5%      17,082    10.1%
 Provision for
  doubtful notes         9,068     4.6%       7,485     4.6%       6,266     3.7%
                      ---------  ------    ---------  ------    ---------  ------
Total cost of
 revenues             $173,209    87.6%    $140,413    86.7%    $143,677    85.3%
                      ---------  ------    ---------  ------    ---------  ------
Income before
  operating expenses
  and income taxes     $24,657    12.4%     $21,584    13.3%     $24,816    14.7%
Operating expenses      15,265     7.7%      12,679     7.8%      12,799     7.6%
                      ---------  ------    ---------  ------    ---------  ------
Income before
  income taxes          $9,392     4.7%      $8,905     5.5%     $12,017     7.1%

Income taxes             3,494     1.7%       3,429     2.1%       4,564     2.7%
                      ---------  ------    ---------  ------    ---------  ------

Net income              $5,898     3.0%      $5,476     3.4%      $7,453     4.4%
                      =========  ======    =========  ======    =========  ======


Net Revenues

The Company reclassified its revenues in the current fiscal year to present revenues associated with the cash advances for fuel, irrigation, land rents and other farm inputs and revenues associated with the input only program on a net reporting basis in contrast to the previously presented gross reporting basis. All information provided in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the new revenue reporting basis. The input only program is a financing program provided by the Company for various suppliers and manufacturers. The Company has decided to report its revenue in this manner because it believes it is a preferable presentation under current generally accepted accounting principles. This presentation has the impact of reducing farm input revenues and cost of farm input revenues from previously reported amounts by approximately $268.1 million, $225.4 million and $177.2 million for the years ended February 28, 2003, 2002 and 2001, respectively. This presentation has no impact on future or past earnings of the Company.

Net revenues in Fiscal 2003 increased 22% to $197.9 million, compared with $162.0 million in 2002, and $168.5 million in 2001. The Company reached record level of revenues in 2003 as a result of strong demand for the Company's Agri-Flex Credit(R)Financing Program and an excellent spring planting season in its primary market area. Financing income as a percentage of net revenues decreased to 14.8% in Fiscal 2003 from 16.4% in 2002 and 18.9% in 2001. The decrease in financing income as a percentage of net revenues for Fiscal 2003 was primarily a result of a decrease in the average prime lending rate over the prior year of approximately 165 basis points, which is the base rate used by the Company to charge interest on a variable rate basis to its customers.
The decrease in financing income as a percentage of net revenues for Fiscal 2002 over Fiscal 2001 was primarily a result of a decrease in the prime-lending rate by approximately 300 basis points. For the last three fiscal years over 95% of the Company's customers have had variable rate notes, which allows the Company to pass interest rate risk onto its customers.

In addition to financing income, net revenues primarily consist of farm inputs, including seed, agricultural chemicals and fertilizer. Customer fees consist of program fees and insurance brokerage services.
Net revenue for the years ended February 28, 2003 and 2002 are summarized below.


Net Revenues (Dollars in thousands)  February 28, 2003  February 28, 2002
----------------------------------   -----------------  -----------------
Seeds                                 $51,651    26.1%   $37,235   23.0%
Chemicals                              57,867    29.2%    47,687   29.4%
Fertilizers                            50,964    25.8%    43,817   27.0%
Financing income                       29,196    14.8%    26,536   16.4%
Customer fees                           6,605     3.3%     5,652    3.5%
Other income                            1,583     0.8%     1,070    0.7%
                                     --------   ------  --------  ------
  Net revenue                        $197,866   100.0%  $161,997  100.0%
                                     ========   ======  ========  ======

Cost of Revenues

The total cost of revenues was 87.6% of net revenues for Fiscal 2003, which increased from 86.7% of net revenues in 2002, which increased from 85.3% of net revenues in 2001. The increase in the total cost of revenues as a percentage of net revenues in Fiscal 2003 was a result of increased financing expenses. The gross margin on net revenues increased to 6.3% in 2003 from 6.0% in 2002 and 5.8% in 2001 while the gross margin on financing decreased to 6.6% in 2003 from 7.8% in 2002 and 8.8% in 2001. The decrease in gross margin on financing is due to a decrease in the average prime lending rate by approximately 165 basis points and to additional fees and pricing increases paid by the Company in connection with the extension of the Company's credit facilities. These fees and increased pricing had the effect of raising the Company's cost of funds by 112 basis points or approximately $3.7 million when compared to Fiscal 2002. Financing expense, as a cost of revenue, is directly affected by changes in the prevailing prime, LIBOR and commercial paper interest rates under the Company's financing agreements. The Company establishes interest rates for customers each year based on the Company's anticipated financing expenses and competitive influences in the market. For Fiscal 2003, 2002 and 2001, the Company offered variable rate notes to customers ranging from prime to 4.0% above prime. The provision for doubtful notes, as a percentage of net revenues, remained constant at 4.6% in Fiscal 2003 and 2002, increasing from 3.7% in Fiscal 2001.

Operating Expenses

Operating expenses have remained relatively constant at 7.7% of net revenues in Fiscal 2003 as compared to 7.8% for Fiscal 2002, which increased from 7.6% for Fiscal 2001. The increase in the dollar amount of operating expenses is attributed to the Company's growth and increased incentive compensation related to higher Company earnings.

Manpower expenses increased to $10.3 million in Fiscal 2003 from $8.6 million in 2002 and $8.3 million in 2001. This is a result of the Company adding employees as well as general wage rate increases to existing employees and increased incentive compensation related to higher Company earnings. The balance of the increase in operating expenses is attributed to the Company's growth.

Net Income

Net income increased 8% to $5.9 million in Fiscal 2003, compared with $5.5 million in 2002, which decreased from $7.5 million in 2001. The increase in net income is primarily attributable to the increase in volume of the Company's AgriFlex Credit program, which was offset by additional financing expenses incurred by the Company during Fiscal 2003.

Powerfarm

The Company continues to leverage its business model and use of its credit products via the Internet through Powerfarm.com. The site highlights
Ag Services credit programs and allows farmers to apply for credit lines electronically. In addition, existing customers have the ability to access detailed account information 24 hours a day through the site.

Seasonality

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following table shows the Company's quarterly net revenues and net income for Fiscal 2003 and 2002. This information is derived from unaudited financial statements, which include, in the opinion of management, all normal and recurring adjustments which management considers necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.

                         Fiscal 2003 Quarter Ended
              --------------------------------------------------
                May 31    August 31   November 30   February 28
               --------   ---------   -----------   -----------
                           (Dollars in Thousands)
Net revenues    $75,245     $80,138       $18,466       $24,017

Net income       $2,157      $2,502        $1,354         ($115)



                         Fiscal 2002 Quarter Ended
              --------------------------------------------------
                May 31    August 31   November 30   February 28
               --------   ---------   -----------   -----------
                           (Dollars in Thousands)
Net revenues    $60,796     $60,517       $16,378       $24,306

Net income       $1,834      $2,025        $1,297          $320

Inflation

The Company does not believe the Company's net revenues and income from continuing operations were significantly impacted by inflation or changing prices in Fiscal 2003, 2002, or 2001.

Adoption of Financial Accounting Standard

Effective March 1, 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholder's equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on the primary financial statements, but did increase Fiscal 2003 comprehensive income by $0.2 million and reduced Fiscal 2002 comprehensive income by $1.4 million.

Liquidity and Capital Resources

Described below are various matters related to the Company's liquidity and capital resources. This section should be read in conjunction with the description of the Company's financing issues as described in "Financing and Going Concern Matters".

Due to the seasonality of the Company's revenues and the terms of its customer notes receivable, the Company is required to finance the carrying of its revenues as customer notes receivable, for a majority of its fiscal year. As a result, the Company's need for capital has increased significantly due to its rapid growth. At February 28, 2003 and 2002, the Company had approximately $101 million and $153 million respectively, in commitments to supply farm inputs.

The Company has funded its operating requirements and growth through a combination of retained earnings, equity capital, trade credit and bank and commercial paper borrowings. For the Fiscal years ended
February 28, 2003, 2002 and 2001, the Company financed its purchase of farm inputs from the following sources in the respective percentages indicated: bank and commercial paper borrowings 82.5%, 78.6% and 79.2%; trade credit 3.9%, 3.3% and 4.3%; and equity 13.6%, 18.1% and 16.5%. The increase in bank and commercial paper borrowings as a percentage of farm input purchases was a result of the Company's ability to leverage its equity through the more favorable terms of bank and commercial paper borrowings. Capital expenditures have been financed through bank borrowings. The Company's principal source of working capital has been bank and commercial paper borrowings, retained earnings, a $2.5 million sale of common stock by the Company in April 1990, the $4.7 million from its initial public offering of common stock in August 1991, and the $12.9 million from its convertible subordinated debenture offering in April 1993, which was converted to common stock in Fiscal 1997.

At February 28, 2003 the Company had working capital of $18.1 million, a decrease of $1.0 million since February 28, 2002. The components of this net decrease, since February 28, 2002, were (i) $1.0 million decrease resulting from operating activities, consisting of approximately $5.9 million in net income, $0.7 million in depreciation, $1.6 million in amortization, and the remainder from a net change in other working capital items, (ii) capital expenditures of approximately $1.3 million related to the acquisition of equipment and furniture and offset by (iii) net proceeds of $0.1 million from the issuance of common stock upon exercise of options.

The Company negotiated a $200 million revolving line of credit for the 2003 Crop Year that expires in December 2003. The terms of the agreement allow for two variable interest rate alternatives based on LIBOR or prime (current effective rates range from 3.875% to 5.50% at February 28, 2003). The total amount outstanding under the revolving line of credit at February 28, 2003 was $57.1 million.
At February 28, 2003 the Company had a maximum amount available under the line of credit of approximately $2.8 million based on a borrowing base computation provided by the agreement. This line of credit contains a provision which accelerates the due date to June 15, 2003 in the event the Company does not receive an equity investment from ASCP. The Company anticipates that it will not meet this provision and the line of credit will be extended to meet the timing of the expected ASCP equity investment. There can be no assurance that the Company will get this extension.

The Company has negotiated amendments to its asset backed securitized financing program to extend the due date to June 2003 from November 2002.
This facility does not allow for the financing of 2003 Crop Year receivables. This program is currently in a wind down phase, which calls for an orderly collection of the notes receivable and pay down of the outstanding borrowings. Ag Acceptance (the Company's wholly-owned, special purpose corporation) pledges its interest in these notes receivable to a commercial paper market conduit entity which incurs interest at variable rates in the commercial paper market (current effective rates range from 1.27% to 1.31% at February 28, 2003) and the remaining portion is a term note with interest at a variable cost of LIBOR plus 50 basis points (current effective rate is 1.83% at February 28, 2003). The total outstanding under the asset backed securitized financing program at February 28, 2003 and 2002 was $52.4 million and $132.5 million, respectively.

The Company's $75 million revolving line of credit facility was also amended in November 2002 to extend its due date to March 31, 2003. Subsequent to year-end, this facility was reduced to $65 million and extended to June 2003. This facility also does not allow for the financing of 2003 Crop Year receivables. Additional terms of the agreement allow a variable interest rate based on prime (current effective rate is 7.25% at February 28, 2003). The total outstanding under this facility at February 28, 2003 and 2002 was $53.5 million and $45.0 million, respectively.

All borrowings are collateralized by substantially all assets of the Company. The agreements as discussed above contain various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, loans to stockholders, and requirements that the Company maintain certain levels of equity and pretax earnings. These restrictions are in effect unless written consent is obtained.
Advances under the agreements are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. The Company was in violation of one covenant at February 28, 2003, however, the note holders have waived this violation.

In June 2002, the Company negotiated a credit facility with a financial institution whereby the Company participates certain customer notes receivable to this institution effective through January 2004. Advances and repayments under this credit agreement are based on and collateralized by the performance of these customer notes receivable. This agreement accrues interest based on the variable interest rates of the underlying customer notes receivables ranging from prime to 2.5% over prime (current effective rates range from 4.25% to 6.75%). At February 28, 2003 the Company had $11.6 million outstanding under the agreement.

The Company has a credit agreement whereby the Company may borrow up to $3.8 million, with a declining balance provision, on a revolving line of credit through April 2022. This credit agreement was used to finance the Company's corporate headquarters at a fixed interest rate of 5.74% through November 2006. At February 28, 2003 and 2002, the Company had $2.8 million and $3.5 million, respectively, outstanding under the credit agreement. The agreement also contains various restrictive financial covenants.

In February 2002, three executive officers of the Company, who are also the original founders of the Company, loaned an aggregate of $4.4 million to the Company. The due date has been extended to June 2003. The Company makes monthly interest payments to these officers at a variable interest rate of 0.5% below the prime rate (current effective rate is 3.75% at February 28, 2003). These notes are collateralized by a second mortgage on the Company's corporate headquarters.

The Company maintains an interest-rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company's specific goal is to lower (where possible) the cost of its borrowed funds.

In July 2000, the Company entered into an interest rate swap agreement with an original notional amount of $30 million. The current notional amount of $22.5 million decreases by $7.5 million annually in each July 2003, 2004 and 2005. The swap is utilized to manage interest rate exposures and is designated as a cash flow hedge. The swap agreement is a variable receive/fixed pay swap, which expires in July 2005 and has the effect of converting the interest rate paid on the notional amount of the Company's variable rate debt to a fixed rate of 9.78%. The differential to be paid or received on the swap agreement is recognized and accrued over the life of the agreement as other comprehensive income based on the remaining outstanding notional amount or changes in interest rates. Included in other comprehensive income at February 28, 2003 and 2002 is a loss of approximately

$1.2 million and $1.4 million, respectively. The difference between the Company's actual variable interest expense and 9.78% on the notional amount for the next twelve months is reclassified from other comprehensive income and recognized as interest expense.

Quantitative and Qualitative Disclosures About Market Risk

At February 28, 2003, the Company had $183.7 million outstanding in notes
payable at an average variable interest rate of 4.87%.   The Company has
an interest rate swap which effectively converts $30 million of this variable rate debt to a fixed rate instrument. The Company also has a building loan with a fixed rate of interest. After considering the effect of the swap and the building loan, the Company has floating rate debt of $156.5 million at a variable interest rate of 4.15%. A 10% increase in the average variable interest rate would increase interest expense by approximately
41 basis points. Assuming similar average outstanding borrowings for Fiscal 2002 of $331 million, this would increase the Company's interest expense by approximately $1,357,000.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At February 28, 2003 the Company had $183.7 million outstanding in notes payable at an average variable interest rate of 4.87%. The Company has an interest rate swap which effectively converts
$22.5 million of this variable rate debt to a fixed rate instrument. The Company also has a building loan with a fixed rate of interest. After considering the effect of the swap and the building loan, the Company has floating rate debt of $156.5 million at a variable interest rate of 4.15%. A 10% increase in the average variable interest rate would increase interest expense by approximately 41 basis points. Assuming similar average variable rate outstanding borrowings for Fiscal 2003 of $331 million, the Company's interest expense would increase by approximately $1,357,000.

The above sensitivity analysis is to provide information about the Company's potential market risks as they pertain to an adverse change in interest rates. The above analysis excludes the positive impact that increased interest rates would have on financing income, as 95% of the Company's notes receivable are variable rate notes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Schedules set forth in Item 16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure with the Company's independent public accountants.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

The name, age and office(s) held by each of the Registrant's executive officers are shown below. Each of the executive officers listed below serves at the pleasure of the Board of Directors, except Messrs. Jungling, Miller and Schipper who have entered into employment agreements with the Registrant effective through July 1, 2005. The Company has also entered into an employment agreement with Mr. Smeins through August 1, 2005.

Name                         Age     Position With the Company
---------------------------  ----  ------------------------------

Henry C. Jungling, Jr. (1)    56     President
Gaylen D. Miller (1)          54     Chairman of the Board
Kevin D. Schipper (1)         43     Chief Executive Officer and Secretary
Shawn R. Smeins (1)           35     Chief Operating Officer
John T. Roth (2)              31     Vice President Finance and Treasurer
Todd J. Ryan (1)              40     Vice President Sales and Marketing
Eunice M. Schipper (1)        61     Vice President Credit
Neil H. Stadlman (1)          57     Vice President Credit Administration
Lisa M. Meester (1)           43     Vice President Information Systems
Bruce Nelson (1)              52     Vice President Collections
Jamey Ross (1)                31     Vice President Products and Distribution
Linda Kobliska (1)            47     General Counsel
Tad Mozena (1)                35     VP Marketing & Public Relations -
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

The balance of the information regarding directors and executive officers of the Company is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

                                                                                     Number of securities
                                      Number of securities                          remaining available for
                                          to be issued         Weighted-average      future issuance under
                                        upon exercise of       exercise price of   equity, compensation plans
                                       outstanding options,   outstanding options    (excluding securities
Plan category                          warrants and rights    warrants and rights   Reflected in column (a))
-----------------------------------  -----------------------  -------------------  --------------------------
                                               (a)                   (b)                       (c)
Equity compensation plans
   approved by security holders                  307,190               $13.40                      246,925
Equity compensation plans
   not approved by security holders                   --                   --                           --
                                     ----------------------  -------------------  ---------------------------
Total                                            307,190               $13.40                      246,925
                                     ======================  ===================  ===========================

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's President, Chief Executive Officer and Treasurer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President, Chief Executive Officer and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) - Financial Statements
(a)(2) - Financial Statement Schedules
(a)(3)and (c) - Exhibits
(b) - Reports on Form 8-K
No reports on Form 8-K were filed in the last quarter of the period covered by this Form 10-K.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following index is submitted in response to Item 15:

                                                Page
                                              Reference
                                             -----------
FINANCIAL STATEMENTS
Report of Independent Public Accountants          31
Consolidated balance sheets, February 28,
  2003 and 2002                                   32
Consolidated statements of income, years
  ended February 28, 2003, 2002
  and 2001                                        33
Consolidated statements of stockholders'
  equity, years ended February 28, 2003,
  2002 and 2001                                   34
Consolidated statements of cash flows, years
  ended February 28, 2003, 2002
  and  2001                                       35
Notes to consolidated financial statements       36-59


FINANCIAL STATEMENT SCHEDULES
Report of Independent Public Accountants          29
Schedule II Valuation and Qualifying Accounts     30

EXHIBITS
See Index of Exhibits on pages 65-66.

McGLADREY & PULLEN, LLP
Certified Public Accountants



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

Our report covering the basic consolidated financial statements indicates that there is substantial doubt as to the Company's ability to continue as a going concern, the outcome of which cannot presently be determined and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/ McGladrey & Pullen, LLP
                                         McGladrey & Pullen, LLP


Des Moines, Iowa
April 8, 2003





McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

                                        AG SERVICES OF AMERICA, INC.

                                                SCHEDULE II
                                      VALUATION AND QUALIFYING ACCOUNTS

Column A                            Column B                Column C               Column D        Column E
--------------------------------- ------------- ------------------------------  --------------- --------------
                                                           Additions
                                                ------------------------------
                                                                     (2)
                                                                  Charged to
                                   Balance at     Charged to        Other                         Balance at
                                   Beginning      Costs and       Accounts -      Deductions -      End of
Description                        of Perod        Expenses        Describe        Describe         Period
--------------------------------- ------------- -------------- ---------------  --------------- --------------
Year ended February 28, 2003:
 Reserves and allowances deducted
   from asset accounts:
   Allowance for doubtful notes     $9,500,000    $9,068,129                    $6,268,129 (1)   $12,300,000

Reserve for discounts               $5,100,000                  $9,176,439 (2)  $8,476,439 (3)    $5,800,000

Year ended February 28, 2002:
 Reserves and allowances deducted
   from asset accounts:
   Allowance for doubtful notes     $7,300,000    $7,485,110                    $5,285,110 (1)    $9,500,000

Reserve for discounts               $4,150,000                  $7,490,381 (2)  $6,540,381 (3)    $5,100,000

Year ended February 28, 2001:
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful notes    $4,550,000    $6,266,196                    $3,516,196 (1)    $7,300,000

Reserve for discounts               $2,700,000                  $7,019,085 (2)  $5,569,085 (3)    $4,150,000

(1) Uncollectible customer notes receivable written off, net of recoveries.
(2) Provision for discounts as a reduction of revenues.
(3) Cash discounts taken.

McGladrey & Pullen, LLP
Certified Public Accountants


                      INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Ag Services of America, Inc.
Cedar Falls, Iowa

We have audited the accompanying consolidated balance sheets of Ag Services of America, Inc. as of February 28, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended February 28, 2003, 2002, and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ag Services of America, Inc. as of February 28, 2003 and 2002, and the results of its operations and its cash flows for the years ended
February 28, 2003, 2002, and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company depends on lines of credit to finance its operations and has been unable to secure long term financing beyond June 2003. As described in Note 2, the Company has entered into an agreement to raise additional equity and is pursuing the acquisition of long term financing, however, if the Company is unable to obtain new financing, it may be unable to repay its debts in the normal course of business, and continue normal operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note 1 to the consolidated financial statements, the consolidated statements of income for 2002 and 2001 have been reclassified to present certain farm inputs revenue and cost of revenue on a net basis rather than on a gross basis.


                                         /s/ McGladrey & Pullen, LLP
                                         McGladrey & Pullen, LLP



Des Moines, Iowa
April 8, 2003





McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

                AG SERVICES OF AMERICA, INC.
                CONSOLIDATED BALANCE SHEETS
           February 28, 2003 and February 28, 2002
                   (Dollars in Thousands)
  ASSETS (Note 4)                                  2003        2002
                                               ----------- -----------
CURRENT ASSETS
  Cash                                                 $8         $42
  Customer notes receivable, less allowance for
    doubtful notes and reserve for discounts
    2003 $12,892; 2002 $10,521 (Notes 3)          209,732     202,981
  Inventory and other assets                        2,714       3,466
  Foreclosed assets held for sale                   2,266       2,314
  Prepaid income taxes                                 --         735
  Deferred income taxes, net (Note 6)               5,524       4,030
                                               ----------- -----------
                 Total current assets            $220,244    $213,568
                                               ----------- -----------
LONG-TERM RECEIVABLES AND OTHER ASSETS
  Customer notes receivable, less allowance
    for doubtful notes 2003 $5,208; 2002 $4,079
    (Note 3)                                      $53,418     $51,166
  Deferred financing costs, less accumulated
    amortization 2003 $2,090; 2002 $513               367         598
  Deferred income taxes, net (Note 6)               1,926       2,335
                                               ----------- -----------
                                                  $55,711     $54,099
                                               ----------- -----------
PROPERTY AND EQUIPMENT
  Land and building, less accumulated
    depreciation 2003 $137; 2002 none              $5,387      $5,316
  Equipment, less accumulated depreciation
  2003 $2,087; 2002 $1,675                          1,326         818
                                               ----------- -----------
                                                   $6,713      $6,134
                                               ----------- -----------
                                                 $282,668    $273,801
                                               =========== ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable, inluding current maturities
    (Note 4)                                     $180,872    $179,736
  Outstanding checks in excess of bank balances    16,488      10,723
  Accounts payable                                  1,037       1,738
  Accrued expenses, including due to officers
       2003 $932; 2002 $257                         3,584       2,233
  Income taxes payable                                168          --
                                               ----------- -----------
                 Total current liabilities       $202,149    $194,430
                                               ----------- -----------

LONG-TERM LIABILITIES (Note 4)                     $2,808      $7,904
                                               ----------- -----------

COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 8)

STOCKHOLDERS' EQUITY (Note 4)
  Capital stock, common, no par or stated value;
    authorized 10,000,000 shares; issued 2003
    5,479,514 shares; 2002 5,468,864 shares
    (Notes 7 and 9)                               $24,499     $24,396
  Retained earnings                                54,379      48,481
  Accumulated other comprehensive income(loss)     (1,167)     (1,410)
                                               ----------- -----------
                                                  $77,711     $71,467
                                               ----------- -----------
                                                 $282,668    $273,801
                                               =========== ===========

See Notes to Consolidated Financial Statements.

                     AG SERVICES OF AMERICA, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
             Years Ended February 28, 2003, 2002, and 2001
            (Dollars in Thousands, Except Per Share Amounts)

                                        2003        2002        2001
                                    ----------- ----------- -----------
Net revenues:
  Farm inputs                         $160,482    $128,739    $130,067
  Financing income                      29,196      26,536      31,861
  Customer fees                          6,605       5,652       5,900
  Other                                  1,583       1,070         665
                                    ----------- ----------- -----------
                                      $197,866    $161,997    $168,493
                                    ----------- ----------- -----------
Cost of revenues:
  Farm inputs                         $147,936    $119,098    $120,329
  Financing expense                     16,205      13,830      17,082
  Provision for doubtful notes
    (Note 3)                             9,068       7,485       6,266
                                    ----------- ----------- -----------
                                      $173,209    $140,413    $143,677
                                    ----------- ----------- -----------

                                       $24,657     $21,584     $24,816

Operating expenses (Notes 5 and 8)      15,265      12,679      12,799
                                    ----------- ----------- -----------
    Income before income taxes          $9,392      $8,905     $12,017

Income taxes (Note 6)                    3,494       3,429       4,564
                                    ----------- ----------- -----------
        Net income                      $5,898      $5,476      $7,453
                                    =========== =========== ===========

Earnings per share (Notes 1 and 9):

  Basic                                  $1.08       $1.01       $1.41
                                    =========== =========== ===========
  Diluted                                $1.07       $1.00       $1.36
                                    =========== =========== ===========

Weighted average shares (Notes 1 and 9):

  Basic                              5,477,277   5,415,104   5,271,069
                                    =========== =========== ===========
  Diluted                            5,494,366   5,489,755   5,490,109
                                    =========== =========== ===========

See Notes to Consolidated Financial Statements.

                 AG SERVICES OF AMERICA, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         Years Ended February 28, 2003, 2002, and 2001
                  (Dollars in Thousands)
                                         Capital Stock
                                      -------------------
                                                                             Accumulated
                                                                                 Other
                                         Shares                   Retained   Comprehensive            Comprehensive
                                         Issued       Amount      Earnings   Income (Loss)   Total        Income
                                      ------------ ------------ ------------ ------------ ------------ ------------
Balance, February 29, 2000              5,249,039      $22,884      $35,552          $--      $58,436
  Comprehensive income:
    Net income                                 --           --        7,453           --        7,453       $7,453
                                                                                                       ============
  Issuance of capital stock
    upon the exercise of
    options (Note 7)                       31,525          278           --           --          278
  Issuance of capital stock
    under stock purchase plan
    (Note 7)                                  500           11           --           --           11
                                      ------------ ------------ ------------ ------------ ------------
Balance, February 28, 2001              5,281,064      $23,173      $43,005          $--      $66,178
  Comprehensive income:
    Net income                                 --           --        5,476           --        5,476        5,476
    Other comprehensive income
      (loss), net of tax
        Interest rate swap (Note 4):
          Cumulative effect of the
            change in accounting
            principle                          --           --           --       (1,313)      (1,313)      (1,313)
          Change for the year                  --           --           --          (97)         (97)         (97)
                                                                                                       ------------
  Total comprehensive income                                                                                $4,066
                                                                                                       ============
  Issuance of capital stock
    upon the exercise of
    options (Note 7)                      187,700          717           --           --          717
  Tax benefit from employee
    stock options exercised                    --          505           --           --          505
  Issuance of capital stock
    under stock purchase plan
    (Note 7)                                  100            1           --           --            1
                                      ------------ ------------ ------------ ------------ ------------
Balance, February 28, 2002              5,468,864      $24,396      $48,481      ($1,410)     $71,467
  Comprehensive income:
    Net income                                 --           --        5,898           --        5,898        5,898
    Other comprehensive income
      (loss), net of tax
        Interest rate swap (Note 4):
          Change for the year                  --           --           --          243          243          243
                                                                                                       ------------
  Total comprehensive income                                                                                $6,141
                                                                                                       ============
  Issuance of capital stock
    upon the exercise of
    options (Note 7)                       10,550           80           --           --           80
  Tax benefit from employee
    stock options exercised                    --           22           --           --           22
  Issuance of capital stock
    under stock purchase plan
    (Note 7)                                  100            1           --           --            1
                                      ============ ============ ============ ============ ============
Balance, February 28, 2003              5,479,514      $24,499      $54,379      ($1,167)     $77,711
                                      ============ ============ ============ ============ ============

See Notes to Consolidated Financial Statements.

                AG SERVICES OF AMERICA, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
        Years Ended February 28, 2003, 2002 and 2001
                  (Dollars in Thousands)
                                             2003         2002         2001
                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $5,898       $5,476       $7,453
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
    Depreciation                                 681          486          485
    Amortization                               1,577          344          300
    Deferred income taxes                     (1,225)      (1,470)      (1,858)
    (Gain)loss on sale of equipment
      and foreclosed assets                       42          149          (62)
    Change in assets and liabilities:
       (Increase) in customer notes
         receivable                           (9,003)     (50,104)     (52,333)
       (Increase)decrease in inventory
           and other assets                      752        3,234       (1,837)
       (Increase)decrease in prepaid and
           income taxes payable                  925         (500)       1,192
       Increase (decrease) in accounts
           payable and accrued expenses          650          884         (456)
                                          -----------  -----------  -----------
         Net cash provided by(used in)
              operating activities              $297     ($41,501)    ($47,116)
                                          -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                $59         $126         $224
  Purchase of building and equipment          (1,316)      (4,682)        (778)
  Proceeds from sale of foreclosed assets
    held for sale                                364        1,916          296
  Purchase of foreclosed assets held
    for sale                                    (361)        (994)        (810)
                                          -----------  -----------  -----------
         Net cash (used in) investing
              activities                     ($1,254)     ($3,634)     ($1,068)
                                          -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings       $486,770       $4,404      $31,450
  Principal payments on short-term
    borrowings                              (489,655)          --      (49,350)
  Proceeds from long-term borrowings           6,576      362,572      288,663
  Principal payments on long-term
    borrowings                                (7,268)    (329,342)    (216,382)
  Increase (decrease) in excess of
    outstanding checks over bank balances      5,765        6,789       (5,900)
  Deferred financing costs                    (1,346)         (25)        (570)
  Proceeds from issuance of
    capital stock, net (Note 7)                   81          718          289
                                          -----------  -----------  -----------
         Net cash provided by financing
               activities                       $923      $45,116      $48,200
                                          -----------  -----------  -----------
         Increase (decrease) in cash            ($34)        ($19)         $16

CASH
   Beginning                                      42           61           45
                                          -----------  -----------  -----------
   Ending                                         $8          $42          $61
                                          ===========  ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
   Cash payments for:
      Interest                               $14,529      $13,415      $16,635
      Income taxes                            $3,794       $5,399       $3,372

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Deferred revenue on donated land                --           --         $875
  Customer notes receivable transferred
    to foreclosed assets held for resale          --       $1,355         $292


See Notes to Consolidated Financial Statements.

                       AG SERVICES OF AMERICA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

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

Significant accounting policies:

Revenue recognition and seasonal nature of business:

The Company recognizes revenue from the sales of farm inputs such as seed, fertilizer and agricultural chemicals upon delivery to the customers. Customer fees consist of program fees and insurance brokerage services. Program fees are recognized at estimated realizable amounts as the services are performed. Insurance brokerage revenues, also classified as customer fees, are recognized generally on the effective date of the policies or on the billing date, whichever is later. During the three years ended February 28, 2003, 2002 and 2001, the percentage of net revenues attributable to the sale of seed, fertilizer, agricultural chemicals, customer fees and financing income was as follows.

                       2003       2002       2001
                    ---------- ---------- ----------
Seed                     26.1%      23.0%      22.7%
Chemicals                29.2%      29.4%      28.7%
Fertilizer               25.8%      27.0%      25.7%
Customer fees             3.3%       3.5%       3.5%
Financing                14.8%      16.4%      18.9%
Other                     0.8%       0.7%       0.5%
                    ---------- ---------- ----------
Total                   100.0%     100.0%     100.0%
                    ========== ========== ==========

The Company decided in the current fiscal year to present revenues associated with the cash advances for fuel, irrigation, land rents and other farm inputs and revenues associated with the input only program on a net reporting basis in contrast to the previously presented gross reporting basis. The input only program is a financing program provided by the Company for various suppliers and manufacturers. The Company has decided to report its revenue in this manner because it believes it is a preferable presentation under current generally accepted accounting principles. This presentation has the impact of reducing farm input revenues and cost of farm input revenues from previously reported amounts by approximately $268,104, $225,359 and $177,160 for the years ended February 28, 2003, 2002 and 2001, respectively. This change of presentation has no impact on future or past earnings of the Company.

The income statement for the years ended February 28, 2002 and 2001 have been reclassified for this change in presentation.
Presented below is the revenue that would have been included in the statements of income under the previous presentation.

                       2003       2002       2001
                    ---------- ---------- ----------
Farm input revenue    $430,169   $355,168   $307,892
Financing income        29,196     26,536     31,861
Customer fees            6,605      5,652      5,900
                    ---------- ---------- ----------
Total income          $465,970   $387,356   $345,653
                    ========== ========== ==========

Financing income on customer notes receivable is accrued based upon the outstanding principal balance of the underlying note. The accrual of interest is discontinued on a note when management believes, after considering collection efforts and other factors, that the customer's financial condition is such that collection of interest is doubtful. When previously accrued interest is deemed to be uncollectible, such amount is charged to the allowance for doubtful notes. No interest income is recognized on those notes until the principal balance has been collected.

Due to the nature of the Company's operations, the majority of revenues are generated in the months of April through June of each fiscal year. The Company's debt financing requirements to fund operations corresponds with the revenue cycle. Historically, the percentage of net revenues recognized in each quarter has approximated the following:

     First quarter, March 1 to May 31              39%
     Second quarter, June 1 to August 31           39%
     Third quarter, September 1 to November 30     10%
     Fourth quarter, December 1 to February 28     12%

Customer notes receivable and allowance for doubtful notes:

Customer notes receivable are stated at the principal amounts outstanding reduced by the reserve for discounts and the allowance for doubtful notes. The reserve for discounts is maintained at an amount considered to be adequate based on past experience of cash discounts granted. The reserve is increased by provisions recorded as a reduction of revenues and is reduced by cash discounts granted to customers. The allowance for doubtful notes is maintained at an amount that management considers adequate to absorb estimated losses relating to specifically identified notes, as well as probable credit losses inherent in the balance of the note portfolio, based on an evaluation of the collectibility of existing notes and prior loss experience.
This evaluation also takes into consideration such factors as changes in the nature and volume of the note portfolio, overall portfolio quality, review of specific problem notes, and current economic conditions that may affect the customer's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. The allowance is increased by provisions charged to cost of revenues. Notes are charged against the allowance for doubtful notes when management believes that collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

Customer notes receivable are considered impaired when based on current information and events, it is probable the Company will not be able to collect all contractual principal and interest payments due in accordance with the terms of the agreement. Impaired loans are measured on an individual basis based on the present value of expected future cash flows discounted at the note's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and subsequent changes are included in the allowance for doubtful notes.

Inventories:

Inventories of agricultural inputs are valued at lower of cost
(first-in, first-out method) or market.

Foreclosed assets held for sale:

Foreclosed assets, primarily real estate, are valued at lower of cost or fair market value minus estimated costs to sell.

Property, equipment and depreciation:

Land, which is the land donated by the City of Cedar Falls, Iowa is carried at $875, which is the estimated fair market value of the land at the date of the grant. The corresponding deferred revenue associated with the land donated to the Company is included in accrued expenses and is being amortized by the straight-line method over the estimated life of the building placed into service in February 2002. Building, primarily the office space constructed on the donated land is carried at cost and is being depreciated using the straight-line method over 40 years.

Equipment, primarily transportation and office equipment, is carried at cost and is depreciated using declining-balance methods over the estimated useful lives ranging from three to seven years.

Deferred financing costs:

The Company incurs financing cost with lenders in connection with its borrowing programs. These fees are deferred and amortized using the interest method over the life of the respective loan agreement.

Advertising costs:

The Company charges the costs of advertising to expense as incurred. Advertising expense for the years ended February 28, 2003, 2002 and 2001 was $437, $663 and $1,071, respectively.

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

Stock options issued to employees:

SFAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method for the accounting and financial reporting of its stock-based employee compensation plans. However, as allowed by the standard, the Company has elected to continue to apply the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under this method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the period of service.

Had compensation cost for the Company's two stock based compensation plans been determined based on the grant date fair values of the awards (the method prescribed in SFAS No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:


                               2003       2002       2001
                            ---------- ---------- ----------
Net income, as reported        $5,898     $5,476     $7,453
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards, net of
  related tax effects            (344)      (468)      (432)
                            ---------- ---------- ----------
     Pro forma net income      $5,554     $5,008     $7,021
                            ========== ========== ==========

Basic earnings per share
     As reported                $1.08      $1.01      $1.41
     Pro forma                  $1.01      $0.92      $1.33

Diluted earnings per share
     As reported                $1.07      $1.00      $1.36
     Pro forma                  $1.01      $0.91      $1.28

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in Fiscal 2003, 2002, and 2001, respectively: risk-free interest rates of 3.4%, 5.2%, and 4.7%; expected lives of 7 for all years; price volatility of 39.8%, 39.5%, and 33.9% and no expected dividends.

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

Reportable operating segments:

The Company uses the "management approach" for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single operating segment.

Adoption of FAS 133:

The Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, on March 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $1,313 in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments during Fiscal 2002.

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

Pending Accounting Pronouncements:

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement
No. 133, Accounting for Derivative Instruments and Hedging Activities."
This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. Adoption of this standard is not expected to have a significant impact on the Corporation's financial condition or results of operations.

Note 2.   Financing and Going Concern Matters

Financing Agreements

The availability of lines of credit is essential to the Company's operations. As of May 15, 2003, the Company has arranged for financing for the 2003 crop year of approximately $220 million, which allows for customer financing for the 2003 crop year of up to $255 million. This compares to total 2002 crop year customer financing of approximately $465 million. This credit facility and the revolving credit facility (which financed 2002 crop loans and can not be used to fund 2003 crop year loans) expire in June 2003 unless certain actions are taken, including a capital investment as described below. There can be no assurance the Company will be successful in securing additional financing and, if financing is secured, it may be on terms less favorable than current terms.

The Company is taking action in order to secure additional financing.
As described below, the Company has entered into a securities purchase agreement with American Securities Capital Partners, L.P. (ASCP) whereby
ASCP has agreed to inject up to $70 million in capital in the Company, of which $35 million would be immediately available. The Company believes this transaction will assist in arranging for the needed financing.
The securities purchase agreement is subject to certain conditions, including shareholder approval. Finalization of this transaction is not assured.

In the event that the ASCP transaction does not close and alternative financing cannot be arranged, the Company may be left with limited options. Failure to obtain new financing would materially impair the Company's ability to continue operations under the normal course of business and could have a material adverse impact upon the Company.

Anticipated Equity Infusion

The Company entered into a securities purchase agreement during February 2003 with ASCP, a New York private-equity investment firm, under which ASCP has agreed to invest up to $70 million in the Company in exchange for convertible preferred stock. The agreement contemplates that ASCP will invest up to $70 million in three annual installments; the first payment of $35 million is subject, among other things, to satisfactory completion of due diligence, the Company arranging for long-term financing and shareholder approval. The second and third payments are conditional upon the Company achieving certain economic thresholds. At this time, management does not believe it will meet these economic thresholds.
ASCP will have voting control of the Company after the initial funding.

The parties are presently conducting due diligence, negotiating final terms and documentation. If the transaction is consummated, current shareholders will incur substantial dilution. There can be no assurance at this time that this investment will be consummated. The Company is considering various alternatives in the event that the transaction is not completed.

Company Actions

In addition to the ASCP transaction, the Company has undertaken certain actions to continue operations at a reduced level of revenue. The Company is anticipating that the $220 million credit facility will allow for customer financing for the 2003 crop year of up to $255 million as compared to 2002 crop year financing of $465 million. Because of the timing of these crop loans the Company will need to operate for the 2003 crop year on this lower level of activity. Management believes that this level of activity will be adequate to sustain operations in this transition year.

The Company has also implemented a cost reduction program which will help to mitigate the effects of the reduced financing capabilities of the Company. Management believes that it will be able to regain some of the market share lost as a result of the inability to provide financing to customers for the 2003 year. Management also believes that with the cost reduction program that was implemented and the consummation of the ASCP capital investment, the Company will be able to obtain long-term financing without suffering irrecoverable losses due to the reduced lending capabilities. No assurance can be given that the Company would be successful in these efforts.

Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis of accounting and do not reflect any adjustments that might result if the Company were unable to continue as a going concern. As discussed above, the Company's financing expires in June 2003 and the Company has been unable to secure long-term financing beyond that date. If the Company is unable to obtain new financing, it may be unable to repay its debts in the normal course of business and be forced to liquidate. This raises substantial doubt about the Company's ability to continue as a going concern.

The three preceding sections entitled "Financing Agreements," "Anticipated Equity Infusion," and "Company Actions" describe the financing structure and the actions the Company has taken and is planning to take to alleviate the situation. However, there can be no assurance that these actions will be sufficient to repay its debt in the normal course of business and continue normal operations. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3.   Customer Notes Receivable

Customer notes receivable consist of the following:

                                     As of         As of
                                 February 28,  February 28,
                                     2003          2002
                                 ------------  ------------

Prior years                           $2,485        $5,026
1999 spring accounts                   8,092        10,712
2000 spring accounts                   8,098        17,501
2001 spring accounts                  25,749       107,125
2002 spring accounts                 129,607        97,022
2003 spring accounts                  77,590            --
Intermediate accounts                 29,629        31,361
                                 ------------  ------------
                                    $281,250      $268,747
Less reserve for discounts             5,800         5,100
Less allowance for doubtful notes     12,300         9,500
                                 ------------  ------------
                                    $263,150      $254,147
                                 ============  ============

The amount of principal and accrued and unpaid interest applicable to the customer notes receivable were as follows:

                                   As of           As of
                                February 28,     February 28,
                                    2003             2002
                                ------------     -----------
Principal                         $276,709         $263,928
Accrued interest                     4,541            4,819
                                -----------      -----------
  Total                           $281,250         $268,747
                                ===========      ===========

Accrued interest is included on the balance sheet with customer notes receivable.

Impaired (nonaccrual) customer notes receivable are summarized as follows:
                                    As of             As of
                                  February 28,     February 28,
                                     2003              2002
                                 ------------      -----------
 Principal                           $47,923          $25,417
 Accrued interest                        773              812
                                 -----------      ------------
 Total                               $48,696          $26,229
                                 ===========      ============

Allowance provided for impaired
 (nonaccrual) notes, included
 in allowance for doubtful
 notes                               $6,466            $4,216
                                 ===========      ============

Average balance of impaired
 (nonaccrual) customer notes
 receivable outstanding
 during fiscal year                 $38,568           $29,134
                                 ===========      ============

Number of customers                     183               115

The Company collected and recorded $51, $186 and $118 of interest income on impaired (nonaccrual) notes receivable during Fiscal 2003, 2002 and 2001, respectively.

It is the Company's policy to obtain a lien on the customer's growing crop, along with an assignment of the customer's federal crop insurance and government farm program payments, if available. The Company extends discounts to customers paying their notes timely ranging from 1% to 3%. The notes bear interest from 8.0% to 10.5% for fixed rate notes and from prime to 4.0% above the prime rate as listed in the Wall Street Journal (currently 4.25% at February 28, 2003) for variable rate notes. The variable rate notes with customers may be subject to an "interest rate floor" which locks in a minimum interest rate for customers ranging from 4.75% to 10.25%.

Due to the Company's customers' marketing strategies and the timing of their receiving payment on insurance claims and government subsidies, it is the Company's normal operating policy to carry customer notes receivable past their due date of January 15 for north accounts and January 31 for south accounts. The amount of customer notes receivable that was past due was $174,031, $140,364 and $120,779, which includes notes on nonaccrual status of $41,196, $20,100 and $17,037 at February 28, 2003, 2002 and 2001 respectively.

Changes in the allowance for doubtful notes are summarized as follows:

                             Year Ended   Year Ended   Year Ended
                            February 28, February 28, February 29,
                                2003         2002         2001
                            ------------ ------------ ------------
Balance, beginning               $9,500       $7,300       $4,550
 Provision charged to
  operating expense               9,068        7,485        6,266
 Recoveries of
  charged-off notes                 327          756          515
 Notes charged-off               (6,595)      (6,041)      (4,031)
                            ------------ ------------ ------------
Balance, ending                 $12,300       $9,500       $7,300
                            ============ ============ ============

The following table shows the Company's classification of its customer notes receivable:

                                              February 28, 2003
              -----------------------------------------------------------------------------------
                                              Sub-
              Acceptable(1)    OLEM(2)    standard(3)   Doubtful(4)     Loss(5)        Total
              ------------- ------------- ------------- ------------- ------------- -------------
Prior Years            $--          $632        $1,812           $41           $--        $2,485
1999 spring
   accounts              2         2,111         5,190           789            --         8,092
2000 spring
   accounts            400         3,342         1,685         2,671            --         8,098
2001 spring
   accounts          2,345        13,199         8,686         1,519            --        25,749
2002 spring
   accounts         98,010        16,076        12,364         3,157            --       129,607
              ------------- ------------- ------------- ------------- ------------- -------------
Total past
       due        $100,757       $35,360       $29,737        $8,177           $--      $174,031
              ------------- ------------- ------------- ------------- ------------- -------------
2003 spring
   accounts        $77,144          $446           $--           $--           $--       $77,590
Intermediate
   accounts         13,238        14,149         2,215            27            --        29,629
              ------------- ------------- ------------- ------------- ------------- -------------
                   $90,382       $14,595        $2,215           $27           $--      $107,219
              ------------- ------------- ------------- ------------- ------------- -------------
Total customer
 notes
 receivable       $191,139       $49,955       $31,952        $8,204           $--      $281,250
              ============= ============= ============= ============= ============= =============


                                              February 28, 2002
              -----------------------------------------------------------------------------------
                                              Sub-
              Acceptable(1)    OLEM(2)    standard(3)   Doubtful(4)     Loss(5)        Total
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

(2) A customer note receivable is classified by the Company as "other loans especially mentioned (OLEM)" if a customer account is secured by adequate collateral which may possibly become impaired if not closely monitored by the Company. In addition, certain of these accounts, while adequately collateralized, have required an extended period of time to receive payment in full.

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

Note 4.	Pledged Assets and Related Debt

The Company negotiated a $200 million revolving line of credit for the 2003 Crop Year that expires in December 2003. The terms of the agreement allow for two variable interest rate alternatives based on LIBOR or prime (current effective rates range from 3.875% to 5.50% at February 28, 2003). The total amount outstanding under the revolving line of credit at February 28, 2003 was $57,150. At February 28, 2003 the Company had a maximum amount available under the line of credit of approximately
$2.8 million based on a borrowing base computation provided by the agreement. This line of credit contains a provision which accelerates the due date to June 15, 2003 in the event the Company does not receive an equity injection from ASCP. The Company anticipates that it will not meet this provision and the line of credit will be extended to meet the timing of the expected ASCP equity injection. There can be no assurance that the Company will get this extension.

The Company has negotiated amendments to its asset backed securitized financing program to extend the due date to June 2003 from November 2002. This facility does not allow for the financing of 2003 Crop Year receivables. This program is currently in a wind down phase, which calls for an orderly collection of the notes receivable and pay down of the outstanding borrowings. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity which incurs interest at variable rates in the commercial paper market (current effective rates range from 1.27% to 1.31% at February 28, 2003) and the remaining portion is a term note with interest at a variable cost of LIBOR plus 50 basis points (current effective rate is 1.83% at February 28, 2003). The total outstanding under the asset backed securitized financing program at February 28, 2003 and 2002 was $52,386 and $132,501, respectively.

The Company's $75 million revolving line of credit facility was also amended in November 2002 to extend its due date to March 31, 2003. Subsequent to year-end, this facility was reduced to $65 million and extended to June 2003. This facility also does not allow for the financing of 2003 Crop Year receivables. Additional terms of the agreement allow a variable interest rate based on prime (current effective rate is 7.25% at February 28, 2003). The total outstanding under this facility at February 28, 2003 and 2002 was $53,450 and $45,000, respectively.

All borrowings are collateralized by substantially all assets of the Company. The agreements as discussed above contain various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, loans to stockholders, and requirements that the Company maintain certain levels of equity and pretax earnings. These restrictions are in effect unless written consent is obtained. Advances under the agreements are also subject to portfolio performance, financial covenant restrictions, and borrowing base calculations. The Company was in violation of one covenant at February 28, 2003, however, the note holders have waived this violation.

In June 2002, the Company negotiated a credit facility with a financial institution whereby the Company participates certain customer notes receivable to this institution effective through January 2004. Advances and repayments under this credit agreement are based on and collateralized by the performance of these customer notes receivable. This agreement accrues interest based on the variable interest rates of the underlying customer notes receivables ranging from prime to

2.5% over prime (current effective rates range from 4.25% to 6.75%). At February 28, 2003 the Company had $11.6 million outstanding under the agreement.

The Company has a credit agreement whereby the Company may borrow up to $3.8 million, with a declining balance provision, on a revolving line of credit through April 2022. This credit agreement was used to finance the Company's corporate headquarters at a fixed interest rate of 5.74% through November 2006. At February 28, 2003 and 2002, the Company had $2.8 million and $3.5 million, respectively, outstanding under the credit agreement. The agreement also contains various restrictive financial covenants.

In February 2002, three executive officers of the Company, who are also the original founders of the Company, loaned an aggregate of $4.4 million to the Company. The due date has been extended to June 2003. The Company makes monthly interest payments to these officers at a variable interest rate of 0.5% below the prime rate (current effective rate is 3.75% at February 28, 2003). These notes are collateralized by a second mortgage on the Company's corporate headquarters.

The Company maintains an interest-rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company's specific goal is to lower (where possible) the cost of its borrowed funds.

In July 2000, the Company entered into an interest rate swap agreement with an original notional amount of $30 million. The current notional amount of $22.5 million decreases by $7.5 million annually in each July 2003, 2004 and 2005. The swap is utilized to manage interest rate exposures and is designated as a cash flow hedge. The swap agreement is a variable receive/fixed pay swap, which expires in July 2005 and has the effect of converting the interest rate paid on the notional amount of the Company's variable rate debt to a fixed rate of 9.78%. The differential to be paid or received on the swap agreement is recognized and accrued over the life of the agreement as other comprehensive income based on the remaining outstanding notional amount or changes in interest rates. Included in other comprehensive income at February 28, 2003 and 2002 is a loss of approximately $1,167 and $1,410, respectively. The difference between the Company's actual variable interest expense and 9.78% on the notional amount for the next twelve months is reclassified from other comprehensive income and recognized as interest expense.

Total amounts outstanding under all above agreements are summarized below:

                                As of          As of
                             February 28,   February 28,
                                 2003           2002
                             ------------   ------------
$200 million revolving
     line of credit              $57,150            $--
Asset backed securitization
   financing program              52,386        132,501
$75 million revolving
   line of credit                 53,450         45,000
Participations                    11,630             --
Building line of credit            2,808          3,500
Loans from executive officers      4,404          4,404
Interest rate swap                 1,852          2,235
                             ------------   ------------
  Total debt                    $183,680       $187,640
Less current maturities          180,872        179,736
                             ------------   ------------
      Long-term liabilities       $2,808         $7,904
                             ============   ============

Note 5.	Commitments and Contingencies

Commitments:

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying financial statements. These include various commitments to supply farm input financing to customers. At February 28, 2003, 2002 and 2001, the Company had approximately $101,014, $152,763 and $120,446 respectively, in commitments to supply farm input financing, including seed, chemicals, fertilizer and other farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

Contingencies:

The Company is named in lawsuits in the ordinary course of business. Management for the Company believes, while the outcome of various legal proceedings is not certain, it is unlikely that these proceedings will result in any recovery which will materially affect the financial position or operating results of the Company.

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

Guarantee:

In the process of collecting a customer note receivable, the Company has guaranteed the first mortgage debt of a customer to a third party financial institution. Under the guarantee, the Company would be required to repay the debt of the customer under certain default conditions. The outstanding debt is collateralized by real estate, which could be liquidated to recover any amounts paid by the Company under the guarantee. The amount guaranteed by the Company at February 28, 2003 is approximately $2,300 and expires once the mortgage is repaid in full.

Note 6.   Income Taxes

Net deferred tax assets consist of the following components:

                                  As of         As of
                               February 28,  February 28,
                                   2003          2002
                               ------------  ------------
Deferred tax assets:
 Allowance for doubtful notes       $4,551        $3,515
 Deferred revenue                      324           324
 Reserve for discounts               2,146         1,887
 Interest rate swap contract           685           825
 Accrued vacations                     146           138
                               ------------  ------------
                                    $7,852        $6,689
                               ------------  ------------
Deferred tax liabilities:
 Property and equipment               $402          $324
                               ------------  ------------
                                    $7,450        $6,365
                               ============  ============

The deferred tax amounts mentioned above have been classified on the accompanying balance sheet as follows:

                                 As of         As of
                              February 28,  February 28,
                                  2003          2002
                              ------------  ------------
Current assets                     $5,524        $4,030
Noncurrent assets                   1,926         2,335
                              ------------  ------------
                                   $7,450        $6,365
                              ============  ============

Income tax expense is made up of the following components:

                    Year Ended   Year Ended    Year Ended
                    February 28, February 28, February 28,
                        2003         2002         2001
                   ------------- ------------ ------------
Current tax expense:
 Federal                $4,218       $4,328       $5,662
 State                     501          571          760
                    -----------  -----------  -----------
                        $4,719       $4,899       $6,422
Deferred tax expense    (1,225)      (1,470)      (1,858)
                    -----------  -----------  -----------
                        $3,494       $3,429       $4,564
                    ===========  ===========  ===========

Total income tax expense varies from the amount that would have resulted by applying the effective federal income tax rate to income before income taxes for the following reasons:

                          Year Ended   Year Ended   Year Ended
                         February 28, February 28, February 28,
                             2003         2002         2001
                         ------------ ------------ ------------

Federal statutory rate        35.0%        35.0%        35.0%
State tax expense              4.6%         5.0%         4.5%
Other, net                    (2.4%)       (1.2%)       (1.5%)
                         -----------  -----------  -----------
Effective tax rate            37.2%        38.5%        38.0%
                         ===========  ===========  ===========

Note 7.   Employee Stock Plans and Capital Stock

Stock options plans:

The Company has two stock-based compensation plans. On May 30, 1991 the Company adopted its "1991 Stock Option Plan" which provides for the issuance of a maximum of 300,000 shares of common stock to directors, officers, employees or other persons. Options granted under the stock option plan may be either "incentive stock options" or "nonqualified stock options." As designated by the Board of Directors, the stock option plan is administered by the officers of the Company, who designate the type of option to be granted, the number of options to be granted, the number of shares of common stock to be covered by each option (subject to a specified maximum number of shares of common stock which may be purchased under all options granted), the exercise price, the period during which the options are exercisable, the method of payment and certain other terms. The exercise price for each share of common stock covered by an option is determined by the Board of Directors or the committee, except (i) the exercise price for an incentive stock option may not be less than the fair market value, at the time the option is granted, of the stock subject to the option and (ii) the exercise price for a nonqualified stock option may not be less than 85% of the fair market value, at the time the option is granted, of the stock subject to the option. The exercise price for an incentive stock option granted to any individual who owns stock, at the time of the grant, possessing more than 10% of the voting power of the capital stock of the Company may not be less than 110% of such fair market value on the date of the grant. No more than $100,000 of stock vesting during any calendar year per person will qualify for incentive stock option treatment. Options are nontransferable, other than by will or the laws of descent and distribution, and may be exercised only by the optionee while employed by or providing services to the Company or within three months after termination of employment by reason of retirement or six months following termination of employment resulting from death or permanent disability. Options expire no later than ten years from the date of grant, provided that incentive stock options granted to employees owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any of its subsidiaries expire five or fewer years from the date of grant.
No additional options may be granted under this plan subsequent to the plan's termination date of May 21, 2001. The termination does not effect any options outstanding on the termination date.

On August 3, 1993 the Stockholders of the Company adopted its "1993 Stock Option Plan" which provides for the issuance of a maximum of 200,000 shares of common stock to directors, officers, employees or other persons. The other provisions of the 1993 Stock Option Plan are the same as provisions of the 1991 Stock Option Plan discussed above. On August 1, 1995 the stockholders of the Company approved a proposal to amend its "1993 Stock Option Plan" to increase the maximum number shares of common stock issuable to directors, officers, employees or other persons from 200,000 to 400,000 shares. On August 21, 2000, the stockholders of the Company approved a proposal to amend its "1993 Stock Option Plan" to increase the maximum number of shares issuable from 400,000 shares to 700,000 shares. The other provisions of the 1993 Stock Option Plan remained the same as previously discussed above. At February 28, 2003 and 2002, the total options available for future grant under the 1993 plan, was 246,925 and 230,675 shares, respectively.

The following table summarizes the options to purchase shares of the Company's common stock under the two option plans combined:

                                    Stock Options
                             -----------------------------
                                               Weighted
                                                Average
                             Outstanding    Exercise Price
                             -----------   --------------
Balance at February 29, 2000    464,665            $9.29
   Granted                       98,800           $16.02
   Exercised                    (31,525)           $8.83
   Canceled                     (22,750)          $17.85
                             -----------   --------------
Balance at February 28, 2001    509,190           $10.24
   Granted                       20,200           $11.72
   Exercised                   (187,700)           $3.82
   Canceled                      (7,700)          $16.11
                             -----------   --------------
Balance at February 28, 2002    333,990           $13.80
   Granted                       25,000            $9.45
   Exercised                    (10,550)           $7.56
   Canceled                     (41,250)          $15.77
                             -----------   --------------
Balance at February 28, 2003    307,190           $13.40
                             ===========   ==============

                                     Number of Options
                             ----------------------------------
                                2003        2002        2001
                             ----------  ----------  ----------
Exercisable, end of year       230,865    229,665      363,565
                             ==========  ==========  ==========

Weighted-average fair value
   per option of options
   granted during the year       $4.46       $5.86       $7.04
                             ==========  ==========  ==========

Options are exercisable over varying periods ending on February 28, 2013.

A further summary of the fixed options outstanding at February 28, 2003 is as follows:

                         Options Outstanding           Options Exercisable
                  ---------------------------------  ------------------------
                               Weighted
                                Average   Weighted                  Weighted
                               Remaining   Average                   Average
   Range of        Number     Contractual  Exercise    Number       Exercise
Exercise Prices  Outstanding     Life       Price    Exercisable      Price
---------------  -----------  ----------- ---------  -----------  -----------
$6.75 to $9.00       68,740        3.82      $8.12       52,740        $8.12
$9.50 to $13.75      88,000        4.47     $10.80       61,849       $10.47
$14.25 to $16.50     71,750        7.04     $15.92       42,708       $15.84
$17.25 to $24.75     78,700        5.44     $18.62       73,568       $18.18
                 -----------  ----------  ---------  -----------  -----------
                    307,190        5.17     $13.40      230,865       $13.38
                 ===========  ==========  =========  ===========  ===========

Capital stock:

In August 1995, the Company's Board of Directors approved the "1995 Stock Purchase Plan" which allows directors, officers and all other employees of the Company to purchase common stock directly from the Company, subject to certain restrictions. Shares may be purchased at (i) the closing price of the stock on the trading day immediately preceding the purchase date or
(ii) the cost at which the shares may be purchased in the open market, exclusive of brokerage commissions and fees. An aggregate of 150,000 authorized but unissued shares are reserved for issuance under the plan. The stock purchase plan is administered by the Company and is subject to termination or amendment by the Board of Directors at any time. During the years ended February 28, 2003, 2002 and 2001, 100, 100, and 500 shares, respectively, were purchased under this plan.

In total, 698,805 shares of Common Stock are reserved for issuance under the plans discussed above.

Note 8.   Employee Benefits

The Company has contractual employment and noncompetition agreements through July 1, 2005 with its three top officers who are also directors of the Company. Each agreement provides for (i) a base salary adjustable annually, (ii) payment of an annual bonus based upon diluted EPS,
(iii) $250 in life insurance coverage and (iv) receipt of other Company benefits including use of an automobile. The total amount of the annual bonus for these officers included as compensation expense for the years ended February 28, 2003, 2002 and 2001 was $570, $75 and
$375, respectively.

The Company also has a contractual employment and noncompetition agreement through August 7, 2005 with its Chief Operating Officer. The agreement provides for (i) a base salary adjustable annually, (ii) payment of an annual bonus based upon diluted EPS and (iii) receipt of other Company benefits including the use of an automobile. The total amount of annual bonus included as compensation expense for the years ended
February 28, 2003, 2002 and 2001 was $32, none and $7, respectively.

Effective June 1, 1992, the Company has established a Retirement and
Savings Plan (the "401(k) Plan").  Currently, all employees of the
Company, including officers, are eligible to participate in the 401(k) Plan. Benefits provided under the 401(k) Plan are funded by a qualified retirement trust administered by Wells Fargo Bank Minnesota, N.A. as trustee. Participants may contribute an amount of their compensation, including base salary and overtime, to the 401(k) Plan, which can not be more than the maximum dollar limit allowed by law on a pretax basis. The Company makes a matching contribution to the 401(k) Plan subject to certain limitations, equal to 40% of each participant's pretax contribution on an amount of up to 7% of such participant's compensation.
For the years ended February 28, 2003, 2002 and 2001, $144, $128 and $129, respectively, was contributed to employee accounts including $35 for each of the three years, contributed to the accounts of the Company's executive officers.

The Company has a Management Bonus Program which pays bonuses to all eligible management employees based upon the diluted earnings per share growth of the Company. The total amount of bonus compensation charged to expense for the years ended February 28, 2003, 2002 and 2001 was $168, none and $76, respectively.

The Company also has an Employee Incentive Compensation Program. The Company pays bonuses to all eligible employees based on the growth in net revenues and net income. The bonuses range from zero to 8% of all eligible employees calendar year compensation. The total amount of incentive compensation charged to expense for the years ended February 28, 2003, 2002 and 2001 was $185, none and none, respectively.

Note 9.   Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

                                    Year Ended   Year Ended   Year Ended
                                    February 28, February 28, February 28,
                                        2003         2002         2001
                                    ------------ ------------ ------------
Net income available to
 shareholders:                           $5,898       $5,476       $7,453
                                    ============ ============ ============
Earnings per share:
Weighted average shares
   outstanding - basic                5,477,277    5,415,104    5,271,069
                                    ============ ============ ============

Basic earnings per share:                 $1.08        $1.01        $1.41
                                    ============ ============ ============

Diluted earnings per share:
Weighted average shares
   outstanding - basic                5,477,277    5,415,104    5,271,069
Effect of dilutive securities:
   Employee stock options                17,089       74,651      219,040
                                    ------------ ------------ ------------
Weighted average shares -
   diluted                            5,494,366    5,489,755    5,490,109
                                    ============ ============ ============

Diluted earnings per share:               $1.07        $1.00        $1.36
                                    ============ ============ ============

At February 28, 2003, 2002 and 2001, respectively, 186,650, 185,900, and
31,300 employee stock options were outstanding but were not included in computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

Note 10.   Customer Credit Operations

Customer credit operations were as follows:

                           Year Ended   Year Ended   Year Ended
                           February 28, February 28, February 28,
                               2003         2002         2001
                           ------------ ------------ ------------
Financing income               $29,196      $26,536      $31,861
                           ------------ ------------ ------------
Direct costs:
 Financing expense             $16,205      $13,830      $17,082
 Payroll and related costs       3,978        3,749        3,028
 Credit report services             85           50           52
 Legal fees                      1,484          898          944
 Provision for doubtful
  notes                          9,068        7,485        6,266
                           ------------ ------------ ------------
   Total direct costs          $30,820      $26,012      $27,372
                           ------------ ------------ ------------
Net financing income (loss)    ($1,624)        $524       $4,489
                           ============= ============ ===========

The above results do not reflect any allocation of corporate overhead expenses.

Note 11.  Selected Quarterly Financial Data (Unaudited)

                                First        Second         Third        Fourth
Fiscal 2003                    Quarter       Quarter       Quarter       Quarter
----------------------------------------------------------------------------------

Net revenues                    $75,245       $80,138      $18,466       $24,017

Cost of revenue                 $68,095       $71,898      $12,578       $20,638

Gross profit                     $7,150        $8,240       $5,888        $3,379

Net income (loss)                $2,157        $2,502       $1,354         ($115)

Basic earnings per share          $0.39         $0.46        $0.25        ($0.02)

Diluted earnings per share        $0.39         $0.45        $0.25        ($0.02)


                                First        Second         Third        Fourth
Fiscal 2002                    Quarter       Quarter       Quarter       Quarter
----------------------------------------------------------------------------------

Net revenues                    $60,795       $60,517      $16,378       $24,306

Cost of revenue                 $54,476       $53,906      $11,315       $20,715

Gross profit                     $6,319        $6,611       $5,063        $3,591

Net income                       $1,834        $2,025       $1,297          $320

Basic earnings per share          $0.35         $0.37        $0.24         $0.06

Diluted earnings per share        $0.34         $0.37        $0.24         $0.06


The Company reclassified its revenues in the current fiscal year to present revenues associated with the cash advances for fuel, irrigation, land rents and other farm inputs and revenues associated with the input only program on a net reporting basis in contrast to the previously presented gross reporting basis.

CORPORATE DATA

Stock Market Information

The Company's common stock is traded on the New York Stock Exchange under the symbol ASV.

As of February 28, 2003, there were 5,479,514 shares of common stock outstanding. At that date, there were 114 shareholders of record and approximately 2,000 shareholders for whom securities firms acted as nominees.

Transfer Agent

Wells Fargo Bank Minnesota, N.A.
Stock Transfer Department
161 North Concord Exchange
P.O. Box 738
South St. Paul, MN 55075-0738
612/450-4064 or 800/468-9716

Form 10-K

Shareholders who wish to obtain, without charge, a copy of our annual report on form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended February 28, 2003, may do so by writing John T. Roth, Vice President Finance, at our corporate headquarters.

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

                         BOARD OF DIRECTORS

Gaylen D. Miller              Chairman of the Board
                              Ag Services of America, Inc.

Henry C. Jungling, Jr.        President
                              Ag Services of America, Inc.

Kevin D. Schipper             Chief Executive Officer and
                              Secretary
                              Ag Services of America, Inc.

James D. Gerson               Former Vice President
                              Fahnestock & Co., Inc.

Michael Lischin               Attorney at Law

Ervin J. Mellema              Operating Principal
                              Campbell Mellema Insurance, Inc.
                              and Campbell Mellema Realty, LLC


                             OFFICERS

Gaylen D. Miller              Chairman of the Board

Henry C. Jungling, Jr.        President

Kevin D. Schipper             Chief Executive Officer and
                              Secretary

Shawn R. Smeins               Chief Operating Officer

John T. Roth                  Vice President Finance and Treasurer

Todd J. Ryan                  Vice President Sales

Eunice M. Schipper            Vice President Account Management

Neil H. Stadlman              Vice President Information Strategies

Lisa M. Meester               Vice President Information Systems

Bruce A. Nelson               Vice President Collections

Jamey J. Ross                 Vice President Products and
                              Distribution

Linda E. Kobliska             General Counsel

Tad W. Mozena                 Vice President Marketing and Public Relations -
                              Powerfarm, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.


(Registrant)                     AG SERVICES OF AMERICA, INC.

By (Signature and Title)         /s/Gaylen D. Miller
                                 Gaylen D. Miller
                                 Chairman of the Board
                                 (Principal Financial and Accounting Officer)

                                 /s/ Kevin D. Schipper
                                 Kevin D. Schipper
                                 Chief Executive Officer
                                 (Principal Executive Officer)

Date  May 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 By: /s/ Gaylen D. Miller
                                     Gaylen D. Miller
                                     Chairman and Director
                                     Date: May 28, 2003

                                 By: /s/ Henry C. Jungling, Jr.
                                     Henry C. Jungling, Jr.
                                     President and Director
                                     Date: May 28, 2003

                                 By: /s/ Kevin D. Schipper
                                     Kevin D. Schipper
                                     Chief Executive Officer and Director
                                     Date: May 28, 2003

                                 By: /s/ James D. Gerson
                                     James D. Gerson
                                     Director
                                     Date: May 27, 2003

                                 By: /s/ Michael Lischin
                                     Michael Lischin
                                     Director
                                     Date: May 27, 2003

                                 By: /s/ Ervin J. Mellema
                                     Ervin J. Mellema
                                     Director
                                     Date: May 27, 2003

INDEX TO EXHIBITS

Exhibit
Number                      Exhibit
--------   -------------------------------------------

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

10.26       Employee Agreement with Kevin D. Schipper (11)

10.27       Employee Agreement with Gaylen D. Miller (11)

10.28       Employee Agreement with Henry C. Jungling (11)

10.29 Amendment No. 4 and Master Waiver to Master Trust Indenture and Security Agreement (12)

10.30       Amendment No. 5 To Master Trust Indenture and
            Security Agreement (13)

10.31       Amendment No. 6 To Master Trust Indenture and
            Security Agreement (13)

10.32       Amendment No. 7 To Master Trust Indenture and
            Security Agreement (14)

10.33       Amendment No. 8 To Master Trust Indenture and
            Security Agreement (14)

10.34       Amended and Restated Credit Agreement (14)

10.35       Amendment No. 9 To Master Trust Indenture and
            Security Agreement (15)

10.36       Amendment No. 10 To Master Trust Indenture and
            Security Agreement (15)

10.37       Amendment No. 11 To Master Trust Indenture and
            Security Agreement (15)

10.38       First Amendment to the Amended and Restated
            Credit Agreement (15)

10.39       Second Amendment to the Amended and Restated
            Credit Agreement (15)

10.40       Third Amendment to the Amended and Restated
            Credit Agreement (15)

10.41       Employee Agreement with Shawn R. Smeins (15)

21.1        Subsidiaries of the Registrant (15)

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

(11) - Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's
Form 10-Q for the quarter ended November 30, 2000

(12) - Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's
Form 10-K for the year ended February 28, 2002.

(13) - Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's
Form 10-Q for the quarter ended May 31, 2002.

(14) - Pursuant to Rule 12(b)-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's
Form 10-Q for the quarter ended November 30, 2002.

(15) - Filed herewith

                             CERTIFICATIONS


     I, Kevin D. Schipper, certify that:

     1. I have reviewed this annual report on Form 10-K of Ag Services of America, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Securities Exhange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:
     --------------------
                                                      -----------------------
                                                      Kevin D. Schipper
                                                      Chief Executive Officer

     I, Gaylen D. Miller, certify that:

     1. I have reviewed this annual report on Form 10-K of Ag Services of America, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exhange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:
     --------------------
                                                      ------------------------
                                                      Gaylen D. Miller
                                                      Chairman of the Board
                                                      (Principal Financial and
                                                      Accounting Officer)

                    AG SERVICES OF AMERICA ,INC.
                          EXHIBIT 10.35

                            AMENDMENT NO. 9
                                   TO
              MASTER TRUST INDENTURE AND SECURITY AGREEMENT


          THIS AMENDMENT NO. 9 TO MASTER TRUST INDENTURE AND SECURITY AGREEMENT dated as of December 31, 2002 (this "Amendment") is entered into by and among AG ACCEPTANCE CORPORATION, as Issuer (the "Issuer"), AG SERVICES OF AMERICA, INC., as Servicer (the "Servicer"), U.S. BANK, N.A., (successor to FIRSTAR BANK, N.A.), as Trustee (the "Trustee"), and MBIA INSURANCE CORPORATION, as the Insurer (the "Insurer"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Indenture (as defined below and amended hereby).

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

          NOW THEREFORE, in consideration of the premises and other mutual covenants contained herein, the parties hereto agree as follows:

          SECTION 1. Amendments. The Indenture is hereby amended as follows, such amendment to be effective as of the date set forth in Section 2 hereof, and subject to the satisfaction of the conditions precedent set forth in
Section 2 hereof:

          1.1 Section 2.05 of the Indenture is amended to add the following clause (w) at the end thereof:

     (w) The Issuer shall cause the Originator to at all times borrow the maximum amount of "A Loans" available to it, under and as defined in that certain Amended and Restated Credit Agreement, dated as of December 6, 2002, amount Ag Services of America, Inc., the various "Lenders" thereunder and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as "Agent".

          1.2 Schedule 3 (Scheduled Aggregate Outstanding Amounts) to the Indenture is hereby deleted in its entirety and replaced therefor with
Schedule 3 attached hereto.

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


                        U.S. BANK, N.A. (successor to FIRSTAR BANK, N.A.), as Trustee

                        By:
                           -------------------------------------
                           Name:
                           Title:


                        MBIA INSURANCE CORPORATION, as Insurer

                        By:
                           -------------------------------------
                           Name:
                           Title:

                               Schedule 3

               SCHEDULED AGGREGATE OUTSTANDING AMOUNTS

                                                    Scheduled Aggregate
                DATE                                 Outstanding Amount
-----------------------------------------------  -------------------------
From December 31, 2002 through January 30, 2003          $175,045,333
From January 31, 2003 through February 27, 2003          $118,081,000
From February 28, 2003 through March 29, 2003             $76,784,333
From March 30, 2003 through April 29, 2003                $46,939,000
From April 30, 2003 through May 30, 2003                  $28,707,333
From May 31, 2003 through June 29, 2003                    $4,605,667
From and after June 30, 2003                                       $0

                              CONSENT TO
                            AMENDMENT NO. 9
                                  TO
              MASTER TRUST INDENTURE AND SECURITY AGREEMENT

          The undersigned, as the Series 1999-1 Noteholder, hereby consents to the Amendment No. 9 to the Master Trust Indenture and Security Agreement dated as of December 31, 2002 (the "Amendment") to which this Consent is attached. The consent granted hereunder shall apply only to the foregoing Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

                        TRIPLE-A ONE FUNDING CORPORATION, as the
                        Series 1999-1 Noteholder and Majority Noteholder

                        By:  MBIA Insurance Corporation, as Attorney-in-Fact

                        By:
                           -----------------------------------------------
                           Name:
                           Title:

                             CONSENT TO
                           AMENDMENT NO. 9
                                 TO
            MASTER TRUST INDENTURE AND SECURITY AGREEMENT

          The undersigned, as the Series 1999-2 Noteholder hereby consents to the Amendment No. 9 to the Master Trust Indenture and Security Agreement dated as of December 31, 2002 (the "Amendment") to which this Consent is attached. The consent granted hereunder shall apply only to the foregoing Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

                        COBANK, ACB, as the Series 1999-2 Noteholder

                        By:
                           -----------------------------------------
                           Name:
                           Title:

                  AG SERVICES OF AMERICA ,INC.
                          EXHIBIT 10.36

                          AMENDMENT NO. 10
                                  TO
             MASTER TRUST INDENTURE AND SECURITY AGREEMENT

          THIS AMENDMENT NO. 10 TO MASTER TRUST INDENTURE AND SECURITY AGREEMENT dated as of March 14, 2003 (this "Amendment") is entered into by and among AG ACCEPTANCE CORPORATION, as Issuer (the "Issuer"), AG SERVICES OF AMERICA, INC., as Servicer (the "Servicer"), U.S. BANK, N.A., (successor to FIRSTAR BANK, N.A.), as Trustee (the "Trustee"), and MBIA INSURANCE CORPORATION, as the Insurer (the "Insurer"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Indenture (as defined below and amended hereby).

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

          NOW THEREFORE, in consideration of the premises and other mutual covenants contained herein, the parties hereto agree as follows:

          SECTION 1. Amendments. The Indenture is hereby amended as follows, such amendment to be effective as of the date set forth in Section 2 hereof, and subject to the satisfaction of the conditions precedent set forth in
Section 2 hereof:

          1.1 The defined term "Required Reserves" contained in Section 1.01 is hereby amended to delete the percentage "18%" appearing in clause (ii) thereof and to replace therefor the percentage "15%".

          1.2 Schedule 3 (Scheduled Aggregate Outstanding Amounts) to the Indenture is hereby deleted in its entirety and replaced therefor with
Schedule 3 attached hereto.

          SECTION 2. Amendment Effective Date. This Amendment shall become effective as of the date (the "Amendment Effective Date") on which each of the following conditions precedent shall have been satisfied:

          (a) each of the Issuer, the Servicer, the Trustee and the Insurer shall have received a copy of this Amendment duly executed by each of the parties hereto;

          (b) either (i) the Noteholder's Consents attached to this Amendment shall have been duly executed and delivered to the Insurer by the Majority Noteholders of each Series of Notes; or (ii) with respect to each Rating Agency, the Rating Agency Condition shall have been satisfied with respect thereto;

          (c) the Consent of the Liquidity Banks attached to this Amendment shall have been duly executed and delivered to the Insurer by the Liquidity Banks;

          (d) a duly executed copy of the Securities Purchase Agreement, dated as of February 21, 2003, between the Originator and ASP/ASA, LLC, shall have been delivered to the Insurer; and

          (e) the Insurer shall have received documentation satisfactory to it that the "Facility A Commitment Amount" under and as defined in the Amended and Restated Credit Agreement, dated as of December 6, 2002, among the Originator, the various "Lenders" party thereto and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", New York Branch, as "Agent", has been increased to no less than $200,000,000.

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

          3.4 The Issuer shall cause all funds made available to the Issuer as a result of the reduction to Required Reserves set forth in Section 1.1 of this Amendment to be used by the Originator solely for the purpose of making new Crop Loans.

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

                        U.S. BANK, N.A. (successor to Firstar Bank, N.A.), as Trustee

                        By:
                           -------------------------------------
                           Name:
                           Title:

                        MBIA INSURANCE CORPORATION, as Insurer

                        By:
                           -------------------------------------
                           Name:
                           Title:

                               Schedule 3

                 SCHEDULED AGGREGATE OUTSTANDING AMOUNTS

                                                    Scheduled Aggregate
                DATE                                 Outstanding Amount
-----------------------------------------------  -------------------------
From March 14, 2003 through March 29, 2003                $76,784,333
From March 30, 2003 through April 29, 2003                $46,939,000
From April 30, 2003 through May 30, 2003                  $28,707,333
From and after May 31, 2003                                        $0

                               CONSENT TO
                            AMENDMENT NO. 10
                                   TO
               MASTER TRUST INDENTURE AND SECURITY AGREEMENT

          The undersigned, as the Series 1999-1 Noteholder, hereby consents to the Amendment No. 10 to the Master Trust Indenture and Security Agreement dated as of March 14, 2003 (the "Amendment") to which this Consent is attached. The consent granted hereunder shall apply only to the foregoing Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

                        TRIPLE-A ONE FUNDING CORPORATION, as the
                        Series 1999-1 Noteholder and Majority Noteholder

                        By:  MBIA Insurance Corporation, as Attorney-in-Fact

                        By:
                           -----------------------------------------
                           Name:
                           Title:

                              CONSENT TO
                           AMENDMENT NO. 10
                                  TO
             MASTER TRUST INDENTURE AND SECURITY AGREEMENT

          The undersigned, as the Series 1999-2 Noteholder hereby consents to the Amendment No. 10 to the Master Trust Indenture and Security Agreement dated as of March 14, 2003 (the "Amendment") to which this Consent is attached. The consent granted hereunder shall apply only to the foregoing Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

                        COBANK, ACB, as the Series 1999-2 Noteholder

                        By:
                           -----------------------------------------
                           Name:
                           Title:

                               CONSENT
                     Dated as of March 14, 2003

          Each of the undersigned, as a Liquidity Bank party to that certain Liquidity Agreement dated as of June 23, 1999 (as amended, restated, supplemented or otherwise modified from time to time, the "Liquidity Agreement") by and among TRIPLE-A ONE FUNDING CORPORATION (the "Liquidity Borrower"), the Liquidity Banks party thereto, and COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A. "RABOBANK NEDERLAND", NEW YORK BRANCH, as agent (the "Liquidity Agent"), hereby consents to Amendment No. 10 to the Master Trust Indenture and Security Agreement dated as of March 14, 2003 (the "Amendment"). The consent granted hereunder shall apply only to the Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

          IN WITNESS WHEREOF, the parties hereto have caused this Consent to be executed by their respective officers thereto duly authorized as of the date first written above.

                        COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A. "RABOBANK NEDERLAND", NEW YORK BRANCH, as a Liquidity Bank, as Liquidity Agent and as Liquidity Collateral Agent

                        By:
                           ---------------------------------------
                           Name:
                           Title:

                        By:
                           ---------------------------------------
                           Name:
                           Title:

                        U.S. BANK, N.A. (successor to Firstar Bank, N.A.), as a Liquidity Bank

                        By:
                           ---------------------------------------
                           Name:
                           Title:

                        WELLS FARGO BANK, N.A.,
                        as a Liquidity Bank

                        By:
                           ---------------------------------------
                           Name:
                           Title:

                        THE BANK OF NEW YORK,
                        as a Liquidity Bank

                        By:
                           --------------------------------------
                           Name:
                           Title:

                        NATIONAL AUSTRALIA BANK LIMITED,
                        as a Liquidity Bank

                        By:
                           -------------------------------------
                           Name:
                           Title:

                        By:
                           -------------------------------------
                           Name:
                           Title:

                       AG SERVICES OF AMERICA ,INC.
                             EXHIBIT 10.37

                            AMENDMENT NO. 11
                                   TO
              MASTER TRUST INDENTURE AND SECURITY AGREEMENT


          THIS AMENDMENT NO. 11 TO MASTER TRUST INDENTURE AND SECURITY AGREEMENT dated as of April 30, 2003 (this "Amendment") is entered into by and among AG ACCEPTANCE CORPORATION, as Issuer (the "Issuer"), AG SERVICES OF AMERICA, INC., as Servicer (the "Servicer"), U.S. BANK, N.A., (successor to FIRSTAR BANK, N.A.), as Trustee (the "Trustee"), and MBIA INSURANCE CORPORATION, as the Insurer (the "Insurer"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Indenture (as defined below and amended hereby).

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

          NOW THEREFORE, in consideration of the premises and other mutual covenants contained herein, the parties hereto agree as follows:

          SECTION 1. Amendments. The Indenture is hereby amended as follows, such amendment to be effective as of the date set forth in Section 2 hereof, and subject to the satisfaction of the conditions precedent set forth in
Section 2 hereof:

          1.1 The defined term "Defaulted Loan" contained in Section 1.01 is hereby amended to delete the phrase "15 months" appearing in both clause
(i)(A)(i) and (i)(A)(ii) thereof and to replace therefor, in each case, the phrase "16 months and 15 days".

          1.2 Clause Second of Section 4.03(d) is hereby deleted in its entirety and replaced with the following therefor:

               Second, to be distributed to Noteholders to reduce the Outstanding Principal Balance of all Notes in accordance with their Series Allocation Percentages (as calculated on the Wind Down Date) until the Outstanding Principal Balances of such Notes have been reduced to zero;

          1.3 Section 9.01(x) is hereby deleted in its entirety and replaced with the following therefor:

          (x) The Aggregate Outstanding Amount shall be greater than zero on June 15, 2003; or

          SECTION 2. Amendment Effective Date. This Amendment shall become effective as of the date (the "Amendment Effective Date") on which each of the following conditions precedent shall have been satisfied:

          (a) each of the Issuer, the Servicer, the Trustee and the Insurer shall have received a copy of this Amendment duly executed by each of the parties hereto;

          (b) either (i) the Noteholder's Consents attached to this Amendment shall have been duly executed and delivered to the Insurer by the Majority Noteholders of each Series of Notes; or (ii) with respect to each Rating Agency, the Rating Agency Condition shall have been satisfied with respect thereto; and

          (c) the Consent of the Liquidity Banks attached to this Amendment shall have been duly executed and delivered to the Insurer by the Liquidity Banks.

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

                        AG ACCEPTANCE CORPORATION, as the Issuer

                        By:
                           -------------------------------------
                           Name:
                           Title:

                        AG SERVICES OF AMERICA, INC., as Servicer

                        By:
                           -------------------------------------
                           Name:
                           Title:

                        U.S. BANK, N.A. (successor to Firstar Bank, N.A.), as Trustee

                        By:
                           --------------------------------------
                           Name:
                           Title:

                        MBIA INSURANCE CORPORATION, as Insurer

                        By:
                           --------------------------------------
                           Name:
                           Title:

                           CONSENT TO
                        AMENDMENT NO. 11
                              TO
          MASTER TRUST INDENTURE AND SECURITY AGREEMENT

          The undersigned, as the Series 1999-1 Noteholder, hereby consents to the Amendment No. 11 to the Master Trust Indenture and Security Agreement dated as of April 30, 2003 (the "Amendment") to which this Consent is attached. The consent granted hereunder shall apply only to the foregoing Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

                        TRIPLE-A ONE FUNDING CORPORATION, as the
                        Series 1999-1 Noteholder and Majority Noteholder

                        By:  MBIA Insurance Corporation, as Attorney-in-Fact

                        By:
                           --------------------------------------
                           Name:
                           Title:

                           CONSENT TO
                        AMENDMENT NO. 11
                             TO
         MASTER TRUST INDENTURE AND SECURITY AGREEMENT

          The undersigned, as the Series 1999-2 Noteholder hereby consents to the Amendment No. 11 to the Master Trust Indenture and Security Agreement dated as of April 30, 2003 (the "Amendment") to which this Consent is attached. The consent granted hereunder shall apply only to the foregoing Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

                        COBANK, ACB, as the Series 1999-2 Noteholder

                        By:
                           --------------------------------------
                           Name:
                           Title:

                          CONSENT

                Dated as of April 30, 2003

          Each of the undersigned, as a Liquidity Bank party to that certain Liquidity Agreement dated as of June 23, 1999 (as amended, restated, supplemented or otherwise modified from time to time, the "Liquidity Agreement") by and among TRIPLE-A ONE FUNDING CORPORATION (the "Liquidity Borrower"), the Liquidity Banks party thereto, and COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A. "RABOBANK NEDERLAND", NEW YORK BRANCH, as agent (the "Liquidity Agent"), hereby consents to Amendment No. 11 to the Master Trust Indenture and Security Agreement dated as of April 30, 2003 (the "Amendment"). The consent granted hereunder shall apply only to the Amendment and shall not be deemed to be a consent to any other amendment for which the consent of the undersigned is required.

          IN WITNESS WHEREOF, the parties hereto have caused this Consent to be executed by their respective officers thereto duly authorized as of the date first written above.

                        COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A. "RABOBANK NEDERLAND", NEW YORK BRANCH, as a Liquidity Bank, as Liquidity Agent and as Liquidity Collateral Agent

                        By:
                           -----------------------------------------
                           Name:
                           Title:

                        By:
                           -----------------------------------------
                           Name:
                           Title:

                        U.S. BANK, N.A. (successor to Firstar Bank, N.A.), as a Liquidity Bank

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

                        THE BANK OF NEW YORK,
                        as a Liquidity Bank

                        By:
                           ---------------------------------------
                           Name:
                           Title:

                        NATIONAL AUSTRALIA BANK LIMITED,
                        as a Liquidity Bank

                        By:
                           ---------------------------------------
                           Name:
                           Title:

                     AG SERVICES OF AMERICA ,INC.
                             EXHIBIT 10.38

          FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT

     This FIRST AMENDMENT (this "Amendment"), dated as of
February 25, 2003, is among AG SERVICES OF AMERICA, INC., an Iowa corporation (the "Borrower"), various Lenders, and COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A., "RABOBANK NEDERLAND", NEW YORK BRANCH, as agent (in such capacity, the "Agent") for the Lenders.

                                 RECITALS

     The parties described above are parties to an Amended and Restated Credit Agreement dated as of December 11, 2002 (the "Original Agreement").

     The Borrower has requested certain increases in the credit facilities provided under the Original Agreement.

     The Required Lenders have agreed to accommodate the foregoing request pursuant to the terms and conditions of this Amendment.

     ACCORDINGLY, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

                                 ARTICLE I
                                DEFINITIONS

     1.1 Original Agreement Definitions. Terms defined in the Original Agreement shall have the same meaning when used herein unless otherwise expressly indicated.

                                ARTICLE II
                                AMENDMENTS

     2.1 Amendment to Original Agreement Definitions. Section 1.1 of the Original Agreement is hereby amended to add or amend, as the case may be, the following definitions in their appropriate alphabetical position:

          (a) '"Aggregate Primary Facility A Commitment Amount': As of any date, the sum of the Primary Facility A Commitment Amounts."

          (b) '"Aggregate Secondary Facility A Commitment Amount': As of any date, the sum of the Secondary Facility A Commitment Amounts."

          (c) The definition of "Borrowing Base A" is amended in its entirety to read as follows:

               '"Borrowing Base A':  An amount equal to 77.5% of the sum of:

               (a) the aggregate Principal Balance plus accrued interest of all Eligible 2003 Advances made in respect of 2003 Secured Loans;

               (b) the aggregate Principal Balance plus accrued interest of all Eligible 2003 Advances made in respect of 2003 Unsecured Loans (up to a combined limit of $15,000,000); less

               (c)  the 2003 Credit Factor Concentration Limit Excess."

          (d) The definition of "Eligible 2003 Advance" is amended by amending clause (d) of such definition to read in its entirety as follows:

               "(d) the related 2003 Loan, when aggregated with all other 2003 Loans, does not cause the Borrower Loan Commitments with respect to 2003 Loans to exceed $230,000,000;"

          (e) '"Facility A Commitment Amount': With respect to a Lender, the amount set forth as such Lender's Facility A Commitment Amount opposite such Lender's name on the signature pages to the First Amendment, as the same may be reduced from time to time pursuant to
     Section 2.8 or Section 9.6; provided, however, that a Lender's Facility A Commitment Amount shall be reduced to the extent necessary to ensure that the sum of such Lender's Facility A Commitment Amount, such Lender's Facility B Commitment Amount and such Lender's Liquidity Commitment does not exceed the aggregate amounts set forth for the particular Lenders below:

                      Rabobank:  $170,000,000

                      U.S. Bank:  $55,000,000."

          (f) '"Facility A Unused Commitment': With respect to any Lender as of any date, the sum of (i) the amount by which such Lender's
     Primary Facility A Commitment Amount exceeds such Lender's Primary Facility A Percentage of the Total Facility A Outstandings on such date (for purposes of this clause (i) such Total Facility A Outstandings shall be the actual Total Facility A Outstandings on such date up to a maximum amount equal to the then applicable Aggregate Primary Facility
     A Commitment Amount), and (ii) the amount by which such Lender's Secondary Facility A Commitment Amount exceeds such Lender's Secondary Facility A Percentage of the Total Facility A Outstandings on such date (for purposes of this clause (ii) such Total Facility A Outstandings shall be the actual Total Facility A Outstandings on such date in excess of the then applicable Aggregate Primary Facility A Commitment Amount)."

          (g) "'First Amendment': The First Amendment to this Agreement dated as of February 25, 2003 among the Borrower, the Agent and the Required Lenders."

          (h) '"Facility A Percentage': With respect to any Lender, the percentage equivalent of a fraction, the numerator of which is such Lender's Facility A Commitment Amount and the denominator of which is the Aggregate Facility A Commitment Amount, or, if either (i) there are no remaining Facility A Commitments, or (ii) such term is being used to allocate payments owing to the A Lenders among the A Lenders, such Lender's share of the Total Facility A Outstandings."

          (i) '"Primary Facility A Commitment Amount': With respect to a Lender, that portion of such Lender's Facility A Commitment Amount described as follows (i) with respect to Rabobank, $70,000,000, and
     (ii) with respect to U.S. Bank, $30,000,000; provided, however, that each such amount may be reduced pro-rata as required to comply with the proviso contained in the definition of Facility A Commitment Amount regarding the aggregate credit exposure of the A Lenders to the Borrower."

          (j) '"Primary Facility A Percentage': With respect to a Lender, the percentage equivalent of a fraction, the numerator of which is such Lender's Primary Facility A Commitment Amount and the denominator of which is the Aggregate Primary Facility A Commitment Amount."

          (k) '"Secondary Facility A Commitment Amount': With respect to a Lender, such Lender's Facility A Commitment Amount minus such Lender's Primary Facility A Commitment Amount."

          (l) '"Secondary Facility A Percentage': With respect to a Lender, the percentage equivalent of a fraction, the numerator of which is such Lender's Secondary Facility A Commitment Amount and the denominator of which is the Aggregate Secondary Facility A Commitment Amount."

          (m) '"Union Planters': Union Planters Bank, N.A., a national banking association.

          (n) '"U.S. Bank': U.S. Bank National Association, a national banking association, in its individual capacity."

     2.2  Amendment to Section 2.1 of the Original Agreement.  Clause
(a) of Section 2.1 of the Original Agreement is hereby amended in its entirety as follows:

          "(a) A Loans. Each Lender with a Facility A Commitment Amount set forth opposite its signature to the First Amendment agrees, severally and for itself alone, to make revolving loans (each, an "A Loan" and, collectively, the "A Loans") to the Borrower from time to time on any Business Day from the Restatement Date to the Termination Date applicable to Facility A, during which period the Borrower may borrow, repay and reborrow in accordance with the provisions hereof, provided, however, that no A Loan will be made in any amount which, after giving effect thereto, would cause (i) the Total Facility A Outstandings to exceed the Aggregate Facility A Commitment Amount, (ii) U.S. Bank's share of the Total Facility A Outstandings to exceed an amount equal to the product of (1) its Primary Facility A Percentage, and (2) the Aggregate Primary Facility A Commitment Amount less the then unused portion of the Aggregate
     Primary Facility A Commitment Amount, (iii) Rabobank's share of the Total Facility A Outstandings to exceed its Facility A Percentage, or
     (iv) the Total Facility A Outstandings to exceed Borrowing Base A.
     A Loans hereunder up to the Aggregate Primary Facility A Commitment Amount shall be made by the several Lenders ratably in accordance with their respective Primary Facility A Percentages. A Loans hereunder in excess of the Aggregate Primary Facility A Commitment Amount shall be made by the several Lenders ratably in accordance with their respective Secondary Facility A Percentages. Notwithstanding any provision of this Section 2.1 or any other provision of this Agreement to the contrary, Rabobank shall have no obligation to make
     A Loans in excess of its Primary Facility A Commitment Amount unless
     (A) the aggregate outstanding principal amount of all A Loans made by each Lender (including, with respect to a Lender, only those A Loans made by that individual Lender) are not less than such Lender's Primary Facility A Commitment Amount (without giving effect to any potential reduction in such amount resulting from the proviso in the definition of Primary Facility A Commitment Amount), and (B) the Total Facility B Outstanding Amount is not then less than the Aggregate Facility B Commitment Amount. A Loans may be obtained and maintained, at the election of the Borrower, but subject to the limitations hereof, as Base Rate Advances or Eurodollar Rate Advances."

     2.3 Amendment to Section 2.2 of the Original Agreement. Section 2.2(a) of the Original Agreement is hereby amended by removing the second to last sentence of such Section and replacing it with the following text:

     "At or before 1:30 p.m., New York City time, on the date of the requested Loans, each Lender shall provide the Agent, at the Agent's principal office in New York City, with Immediately Available Funds covering such Lender's (i) Primary Facility A Percentage of any requested A Loan(s) which, after giving effect thereto, do not cause the Total Facility A Outstandings to exceed the Aggregate Primary Facility A Commitment Amount, (ii) Secondary Facility A Percentage of any requested A Loan(s) which, after giving effect thereto, cause the Total Facility A Outstandings to exceed the Aggregate Primary Facility A Commitment Amount, and (iii) Facility B Percentage of any requested B Loan(s)."

     2.4 Amendment to Section 2.7 of the Original Agreement. Section 2.7 of the Original Agreement is hereby amended by adding clause (iii) thereto as follows:

               "(iii) Payment Facilitating Reduction of Rabobank Facility B Commitment Amount. The Borrower, on or prior to its execution and delivery of the First Amendment, has provided the Agent with $5,000,000 for purposes of implementing the permanent reduction of Rabobank's Facility B Commitment Amount as further described in
          Section 2.8(ii), such amount to be applied as set forth and described in Section 8.10A(c)."

     2.5 Amendment to Section 2.8 of the Original Agreement. Section 2.8 of the Original Agreement is hereby amended in its entirety to read as follows:

               "(i) Facility A Commitment Amounts. The Borrower may, at any time, upon not less than five Business Days prior written notice to the Agent, reduce the Facility A Commitment Amounts, ratably, with any such reduction in a minimum aggregate amount for all the Lenders of $100,000, or, if more, in an integral multiple of $100,000; provided, however, that (1) the Borrower may not at any time reduce the Aggregate Facility A Commitment Amount below the
          Total Facility A Outstandings, (2) any reductions with respect to the Facility A Commitment Amount shall be applied (A) first, to Rabobank's Secondary Facility A Commitment Amount, and (B) then, ratably, to each Lender's Primary Facility A Commitment Amount, and
          (3) after giving effect to the reduction priorities in (2) above, no Lender's share of the Total Facility A Outstandings shall exceed the sum of its Primary Facility A Commitment Amount and its Secondary Facility A Commitment Amount. The foregoing reductions are independent of any reductions required by the proviso in the definition of Facility A Commitment Amount. The Borrower may, upon not less than thirty Business Days prior written notice to the Agent, terminate the Facility A Commitments in their entirety. Upon termination of the Facility A Commitments pursuant to this
          Section 2.8, the Borrower shall pay to the Agent for the account of the Lenders the full amount of all outstanding Advances of A Loans, all accrued and unpaid interest thereon, all unpaid Facility A Commitment Fees accrued to the date of such termination, any indemnities payable with respect to Advances pursuant to Sections 2.14, 2.15, 2.16, and 2.17 and all other unpaid
          Obligations of the Borrower hereunder in respect of A Loans.

               (ii) Facility B Commitment Amounts. The Borrower may, at any time, upon not less than five Business Days prior written notice to the Agent, reduce the Facility B Commitment Amounts, ratably, with any such reduction in a minimum aggregate amount for all the Lenders of $100,000, or, if more, in an integral multiple of $100,000; provided, however, that the Borrower may not at any time reduce the Aggregate Facility B Commitment Amount below the Total
          Facility B Outstandings. The Borrower may, upon not less than thirty Business Days prior written notice to the Agent, terminate the Facility B Commitments in their entirety. Upon termination of the Facility B Commitments pursuant to this Section 2.8, the Borrower shall pay to the Agent for the account of the Lenders the full amount of all outstanding Advances of B Loans, all accrued and unpaid interest thereon, all unpaid Facility B Commitment Fees accrued to the date of such termination, any indemnities payable with respect to Advances pursuant to Sections 2.14, 2.15, 2.16, and 2.17 and all other unpaid Obligations of the Borrower hereunder in respect of B Loans. Notwithstanding any provision of this
          Section 2.8 or any other provision of this Agreement to the contrary, Rabobank's Facility B Commitment Amount shall, on and after giving effect to the First Amendment, be reduced by $5,000,000 (on and after giving effect to such reduction, Rabobank's Facility B Commitment Amount will be $45,000,000). Such reduction is independent of any other reduction in the Facility A Commitment Amounts and/or Facility B Commitment Amounts made or to be made under this Agreement."

     2.6 Amendment to Section 6.2 of the Original Agreement. Section 6.2 of the Original Agreement is hereby amended by amending clause (i) thereof in its entirety to read as follows:

          "(i)  the following Liens on the Headquarters in favor of Union
     Planters: (1) a first mortgage Lien securing Indebtedness not to exceed $3,920,000, and (2) a second mortgage Lien securing
     Indebtedness not to exceed $1,200,000.

     2.7 Amendment to Section 6.25 of the Original Agreement. Section 6.25 of the Original Agreement is hereby amended in its entirety to read as follows:

          "Section 6.25 Borrower Loan Commitments. Make Borrower Loan Commitments (a) with respect to 2003 Loans in excess of $230,000,000,
     (b) with respect to 2003 Unsecured Loans in excess of $20,000,000,
     (c) for any Intermediate Loans (as defined in the Indenture), or
     (d) for any 2004 Loans."

     2.8 Amendment to Section 7.1 of the Original Agreement. Clause (p) is hereby added to Section 7.1 of the Original Agreement as follows:

          "(p) American Securities Capital Partners shall fail to make an equity contribution of not less than $35,000,000 to the Borrower on or prior to March 31, 2003."

     2.9 Amendment to Section 8.10A of the Original Agreement. Clause (a) of Section 8.10A is hereby amended to read in its entirety as follows:

          "(a) Subject to Section 8.10B, all funds received by the Agent in respect of any payments made by or on behalf of the Borrower on the A Notes or the Facility A Commitment Fees shall be distributed forthwith by the Agent among the A Lenders, in like currency and funds as received, ratably according to each A Lender's Facility A

     Percentage; provided, however, that notwithstanding the foregoing, all payments of principal (but not Facility A Commitment Fees which shall still be paid in accordance with the first clause of this subsection (a)) made by the Borrower in respect of A Loans shall be made to the Agent solely for the account of Rabobank until the Total Facility A Outstandings have been reduced to the then applicable Aggregate Primary Facility A Commitment Amount, after which point principal payments allocable to Facility A shall be applied as otherwise provided by the other terms of this Agreement and the Loan Documents."

                            ARTICLE III
                   REPRESENTATIONS AND WARRANTIES

     3.1 Representations and Warranties. To induce the Required Lenders to enter into this Amendment, the Borrower hereby represents and warrants to the Required Lenders as follows:

          (a) The Borrower's execution, delivery and performance of this Amendment (and of the Original Agreement as amended by this Amendment) and the A Note described in Section 4.1(b) have been duly authorized by all necessary corporate or other organizational action, and do not and will not (i) contravene the terms of any of the Borrower's organizational documents; (ii) conflict with or result in any breach or contravention of, or the creation of any Lien under, any contractual obligation to which the Borrower is a party or any order, injunction, writ or decree of any Governmental Body to which the Borrower, any of its Restricted Subsidiaries, or any of their respective properties is subject; or (iii) violate any law, rule or regulation.

          (b) This Amendment, the Original Agreement (as amended by the Amendment), the A Note described in Section 4.1(b) and the other Loan Documents are the legal, valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms, except as enforcement may be limited by applicable bankruptcy, insolvency, moratorium and other laws applicable to creditors' rights generally and by general principles of equity.

          (c) No action, suit or proceeding is pending or, to the Borrower's knowledge, threatened against the Borrower or any of its Restricted Subsidiaries that could have a material adverse effect on the business, operations, property, assets or condition, financial or otherwise, of the Borrower or any of its Restricted Subsidiaries.

          (d) The incumbency certificate delivered in connection with the Original Agreement remains true, correct and in full force and effect.

                               ARTICLE IV
             CONDITIONS TO EFFECTIVENESS OF THIS AMENDMENT

     4.1 Conditions to Effectiveness of this Amendment. This Amendment shall become effective when the Agent shall have received the following:

          (a) This Amendment, duly executed by the Borrower and each Required Lender;

          (b) A new A Note in favor of Rabobank in the amount of its revised Facility A Commitment, made and given in substitution for and replacement of, but not payment of, its existing A Note;

          (c) Certificates indicating that (i) the execution, delivery and performance of this Amendment and the Original Agreement as amended hereby and the A Note described in clause (b) above have each been duly authorized by all necessary company action on behalf of the Borrower, including resolutions of the Borrower's board of directors, and (ii) the certificate of incorporation and the by-laws of the Borrower which were certified and delivered to the Agent in connection with the execution and delivery of the Original Agreement continue in full force and effect and have not been amended or otherwise modified except as set forth in the certificate to be delivered, certified as of the date of this Amendment by the Secretary or an Assistant Secretary of the Borrower;

          (d) An opinion, satisfactory to the Required Lenders in form and substance, of Linda Kobliska, Esquire addressed to the Agent and the Required Lenders and dated as of the date of this Amendment;

          (e) A letter acknowledgement and consent from Powerfarm in favor of the Agent and the Required Lenders acknowledging receipt of this Amendment, the A Note described in clause (b) above and consenting to the Borrower's execution and delivery of the same;

          (f) an executed agreement between the Borrower and American Securities Capital Partners ("ASCP") pursuant to which ASCP agrees, subject to certain conditions precedent, to make equity contributions to the Borrower in an aggregate amount of at least $70,000,000, in form and substance (including, without limitation, as to any conditions precedent to such equity contributions) satisfactory to the Agent; together with a separate "highly confident" letter from FCS Advisers as to the consummation of such equity contributions, in form and substance satisfactory to the Agent;

          (g) A fee letter between the Borrower and Rabobank, duly executed by both parties; and

          (h) Payment of all fees of counsel to the Agent invoiced as of the date of this Amendment.

                               ARTICLE V
                             MISCELLANEOUS

     5.1 Reference to and Effect on the Original Agreement and the other Loan Documents.

          (a) The Original Agreement, as hereby amended, and the other Loan Documents remain in full force and effect and are hereby ratified and confirmed.

          (b) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Agent or the Lenders under the Original Agreement or any of the other Loan Documents, nor constitute a waiver of any provision thereof.

          (c) This Amendment constitutes a Loan Document as such term is used in the Original Agreement as amended hereby.

     5.2 Continuation of Representations and Warranties. The Borrower represents and warrants to the Agent and the Lenders that on and as of the date hereof and after giving effect to this Amendment, (i) all of the representations and warranties contained in the Original Agreement are correct and complete in all material respects as of the date hereof, as though made on and as of such date, except to the extent such representations and warranties specifically relate to an earlier date, in which case they were true and correct as of such earlier date, and
(ii) no Default or Event of Default shall have occurred and be continuing.

     5.3 Merger and Integration, Superseding Effect. This Amendment, from and after the date hereof, embodies the entire agreement and understanding between the parties hereto and supersedes and has merged into it all prior oral and written agreements on the same subjects by and between the parties hereto with the effect that this Amendment shall control.

     5.4 Expenses. As provided in Section 9.2 of the Original Agreement, the Borrower agrees to pay all of the expenses, including reasonable attorney's fees and expenses, incurred by the Agent in connection with this Amendment.

     5.5 Counterparts. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and either of the parties hereto may execute this Amendment by signing any such counterpart.

     5.6 Successors. This Amendment shall be binding upon the Borrower, the Agent and the Lenders and their respective successors and assigns, and shall inure to the benefit of the Borrower, the Agent and the Lenders and the successors and assigns of the Borrower, the Agent and Lenders.

     5.7 Headings. The headings of various sections of this Amendment have been inserted for reference only and shall not be deemed to be a part of this Amendment.

     5.8 Governing Law. THE VALIDITY, CONSTRUCTION AND ENFORCEABILITY OF THIS AMENDMENT AND THE OTHER LOAN DOCUMENTS SHALL BE GOVERNED BY THE INTERNAL LAWS OF THE STATE OF NEW YORK, WITHOUT GIVING EFFECT TO
CONFLICT OF LAWS PRINCIPLES (OTHER THAN SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS LAW).

     5.9  Borrower Acknowledgements.  The Borrower hereby acknowledges
(a) receipt of a copy of each Loan Document and each other document and agreement executed in connection with this Amendment or the Obligations under any Loan Document, (b) that it has been advised by counsel in the negotiation, execution and delivery of this Amendment and the other Loan Documents, (c) that neither the Agent nor any Lender has any fiduciary relationship to the Borrower, the relationship being solely that of debtor and creditor, (d) that no joint venture exists between the Borrower and the Agent or any Lender, and (e) that neither the Agent nor any Lender undertakes any responsibility to the Borrower to review or inform the Borrower of any matter in connection with any phase of the business or operations of the Borrower and the Borrower shall rely entirely upon its own judgment with respect to its business, and any review, inspection or supervision of, or information supplied to, the Borrower by the Agent or any Lender is for the protection of the Lenders and neither the Borrower nor any third party is entitled to rely thereon.

                        [Signature Pages Follow]

     IMPORTANT: READ BEFORE SIGNING. THE TERMS OF THIS AMENDMENT SHOULD BE READ CAREFULLY BECAUSE ONLY THOSE TERMS IN WRITING ARE ENFORCEABLE.
NO OTHER TERMS OR ORAL PROMISES NOT CONTAINED IN THIS WRITTEN CONTRACT
OR IN THE OTHER LOAN DOCUMENTS MAY BE LEGALLY ENFORCED. YOU MAY CHANGE THE TERMS OF THIS AMENDMENT ONLY BY ANOTHER WRITTEN AGREEMENT.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                              AG SERVICES OF AMERICA, INC.

                              By:
                                 -------------------------------
                              Name:
                                   -----------------------------
                              Title:
                                    ----------------------------


Facility A Commitment Amount  COOPERATIEVE CENTRALE RAIFFEISEN-
$170,000,000                  BOERENLEENBANK B.A., "RABOBANK NEDERLAND",
                              NEW YORK BRANCH,
                              individually and as Agent

                              By:
                                 -------------------------------
                              Title:
                                    ----------------------------

                              By:
                                 -------------------------------
                              Title:
                                    ----------------------------


               [Signature Page One of Two to First Amendment]

Facility A Commitment Amount  U.S. BANK NATIONAL ASSOCIATION,
$30,000,000
                              By:
                                 -------------------------------
                              Title:
                                     ---------------------------


               [Signature Page Two of Two to First Amendment]

                     AG SERVICES OF AMERICA ,INC.
                             EXHIBIT 10.39

         SECOND AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT

     This SECOND AMENDMENT (this "Amendment"), dated as of March 28, 2003, is among AG SERVICES OF AMERICA, INC., an Iowa corporation (the "Borrower"), various Lenders, and COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A., "RABOBANK NEDERLAND", NEW YORK BRANCH, as agent (in such capacity, the "Agent") for the Lenders.

                                RECITALS
                                --------

     The parties described above are parties to an Amended and Restated Credit Agreement dated as of December 11, 2002 and amended as of February 25, 2003 (as so amended, the "Original Agreement").

     The Borrower has requested certain changes to the credit facilities provided under the Original Agreement, and the Required Lenders have agreed to accommodate the foregoing requests pursuant to the terms and conditions of this Amendment.

     ACCORDINGLY, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

                               ARTICLE I
                              DEFINITIONS

     1.1 Original Agreement Definitions. Terms defined in the Original Agreement shall have the same meaning when used herein unless otherwise expressly indicated.

                              ARTICLE II
                              AMENDMENTS

     2.1 Amendment to Original Agreement Definitions. Section 1.1 of the Original Agreement is hereby amended to add or amend, as the case may be, the following definitions in their appropriate alphabetical position:

          (a) The definition of "Applicable Margin" is amended by deleting the references to the date "March 31, 2003" and inserting in their place the date "June 15, 2003".

          (b) Clause (j) of the definition of "Eligible Advance" is amended by deleting the date "March 31, 2003" and inserting in its place the date "June 15, 2003".

          (c) The definition of "Eligible 2003 Advance" is amended by amending clauses (c) and (d) of such definition to read in their entirety as follows:

               "(c) the aggregate Principal Balance plus accrued interest on all 2003 Loans made to a given Obligor (as if such Obligor and all of such Obligor's Affiliates were one Obligor) does not exceed
          (i) $4,000,000, in the case of Obligors who did not have an existing credit relationship with the Borrower at the time of the relevant initial 2003 Loan, or (ii) $5,000,000, in the case of Obligors who had an existing credit relationship with the Borrower at the time of the relevant initial 2003 Loan;

               (d) the related 2003 Loan, when aggregated with all other 2003 Loans, does not cause the Borrower Loan Commitments with respect to 2003 Loans to exceed the sum of (i) $230,000,000 and (ii) the aggregate principal amount of Obligor Risk Participations that one or more Persons are willing to purchase from the Borrower, as evidenced by letters from such Persons to the Agent in form and substance satisfactory to the Agent, subject to an overall limit in any event of $260,000,000;"

          (d) The definition of "Facility B Commitment Amount" is amended in its entirety to read as follows:

               "'Facility B Commitment Amount': With respect to a Lender, the amount set forth as such Lender's Facility B Commitment Amount opposite such Lender's name on the signature pages to the Second Amendment, as the same may be reduced from time to time pursuant to Section 2.8 or Section 9.6."

          (e) "'Intercreditor Agreement"': The Intercreditor Agreement dated as of April 23, 1998 and amended as of June 23, 1999 between the Borrower and Ag Acceptance, as the same may be amended, supplemented or otherwise modified from time to time in accordance with its terms."

          (f) "'Management Group Subordination Agreement': The Management Group Subordination Agreement dated as of March 28, 2003, relating to the Management Group Indebtedness, among the Management Group and the Agent (and acknowledged by the Borrower), as the same may be amended, supplemented or otherwise modified from time to time in accordance with its terms."

          (g) The definition of "Obligor Risk Participations" is amended in its entirety to read as follows:

               "'Obligor Risk Participations': participations in Loans (as defined in the Indenture) (a) not held by Ag Acceptance, (b) not constituting "Subject Loans" under the Intercreditor Agreement,
          (c) not included in either Borrowing Base A or Borrowing Base B,
          (d) for which the Obligor thereon is not an Obligor on or guarantor of any other Loan in either Borrowing Base A or Borrowing Base B,
          (e) in which participations have not been sold by the Borrower to Ag Acceptance or another Affiliate of the Borrower and (f) which the Borrower has certified to the Agent (prior to the effectiveness of such participations) as being of comparable or lesser credit quality and of comparable or longer maturity as compared to the Eligible Advances comprising Borrowing Base A or Borrowing Base B, as the case may be, and otherwise not selected in a manner that is adverse to the interests of the Lenders."

          (h) The definition of "PHI Agreement" is amended in its entirety to read as follows:

               "'PHI Agreement': A Security Interest Subordination Agreement in form and substance satisfactory to the Agent, to be dated as of March 28, 2003, from PHI to the Agent and the Secured Parties, as the same may be amended, supplemented or otherwise modified from time to time with the Agent's prior written consent."

          (i) "'Second Amendment': The Second Amendment to this Agreement dated as of March 28, 2003 among the Borrower, the Agent and the Lenders."

          (j) Clause (ii) of the definition of "Termination Date" is amended by deleting the date "March 31, 2003" and inserting in its place the date "June 15, 2003".

     2.2 Amendment to Section 2.1 of the Original Agreement. Section 2.1(b) of the Original Agreement is hereby amended by deleting the second sentence thereof, which read as follows:

          "Notwithstanding anything in this Agreement or any other Loan Document to the contrary, each disbursement of B Loans shall be made exclusively by Rabobank to the extent that, after giving effect to such disbursement, the Total Facility B Outstandings would exceed $45,000,000."

     2.3 Amendment to Section 5.10 of the Original Agreement. Section 5.10 of the Original Agreement is hereby amended in its entirety to read as follows:

          "Section 5.10 Post-Closing Matters. Deliver or cause to be delivered, no later than April 15, 2003, documents in form and substance satisfactory to the Agent granting the Agent, for the benefit of the Secured Parties, a third mortgage Lien on the Headquarters."

     2.4 Amendment to Section 6.2 of the Original Agreement. Section 6.2 of the Original Agreement is hereby amended by amending clauses (i), (k) and

(n) thereof in their entirety to read as follows:

          "(i) the following Liens on the Headquarters: (1) a first mortgage Lien securing Indebtedness of the Borrower owed to Union Planters not to exceed $3,920,000; and (2) subject to the Management Group Subordination Agreement, one or more second mortgage Liens securing the Management Group Indebtedness not to exceed $1,200,000.

          (k) Liens subject to the PHI Agreement (after such agreement and all acknowledgements attached thereto have been duly executed and delivered by all of the parties thereto and such agreement and such acknowledgements have been delivered to the Agent) and Liens arising or permitted under the Securitization Documents;

          (n) Liens in favor of the relevant participants on underlying Loans (as defined in the Indenture) that are the subject of Obligor Risk Participations that are permitted under this Agreement."

     2.5 Amendment to Section 6.24 of the Original Agreement. Section 6.24 of the Original Agreement is hereby amended in its entirety to read as follows:

          "Section 6.24 Obligor Risk Participations. Sell Obligor Risk Participations (a) in any "Subject Loans" (as defined in the Intercreditor Agreement), (b) relating to Loans other than 2003 Loans if the Borrower shall not have received the prior written consent of the Required Lenders and MBIA Insurance Corporation, or (c) relating to 2003 Loans if (i) such Obligor Risk Participations are not sold on a non-recourse basis (provided, however, that the Borrower may sell Obligor Risk Participations on a full-recourse basis to Farm
     Credit Service members pursuant to a master contract and participation certificates in the form reviewed in advance and consented to by the Agent), (ii) after giving effect to the sale of such Obligor Risk Participation(s) the Financial Covenants specified in Sections 6.13 and 6.14 would be violated on a pro forma basis, or (iii) such Obligor Risk Participations relate to Customer Loan outstandings or commitments in excess of $24,000,000 in the aggregate. The Agent and the Lenders agree that the Lien of the Borrower Security Agreement on any underlying Loan (as defined in the Indenture) that is the subject of an Obligor Risk Participation that is permitted hereunder shall be deemed to be released upon the Borrower's sale of the relevant Obligor Risk Participation."

     2.6 Amendment to Section 6.25 of the Original Agreement. Section 6.25 of the Original Agreement is hereby amended in its entirety to read as follows:

          "Section 6.25  Borrower Loan Commitments.  Make Borrower Loan
     Commitments

          (a) with respect to 2003 Loans in excess of the sum of (i) $230,000,000 and (ii) the aggregate principal amount of Obligor Risk

     Participations that one or more Persons are willing to purchase from the Borrower, as evidenced by letters from such Persons to the Agent in form and substance satisfactory to the Agent, subject to an overall limit in any event of $260,000,000,

          (b)  with respect to 2003 Unsecured Loans in excess of $20,000,000,

          (c)  for any Intermediate Loans (as defined in the Indenture), or

          (d) for any 2004 Loans."

     2.7 Amendment to Section 7.1 of the Original Agreement. Clause (p) is hereby added to Section 7.1 of the Original Agreement as follows:

          "(p) American Securities Capital Partners shall fail to make an equity contribution of not less than $35,000,000 to the Borrower on or prior to June 15, 2003."

     2.8  Amendment to Section 8.10A of the Original Agreement.
Section 8.10A(c) of the Original Agreement is hereby amended in its entirety to read as follows:

          "(c)  [Intentionally Omitted]."

                               ARTICLE III
                         CONSENTS AND WAIVERS

     3.1 Consent Relating to the Securitization Documents. For purposes of Sections 5.11 and 6.21 of the Original Agreement, the Agent and the Lenders hereby consent to the execution and delivery of Amendment No. 9 and Amendment No. 10 to the Indenture, dated as of December 31, 2002 and as of March 14, 2003, respectively.

     3.2 Waiver of Default. The Borrower was in violation of Section 6.22 of the Original Agreement as of its February 28, 2003 Fiscal Year-end. Upon the effectiveness of this Amendment, the Lenders hereby waive such Event of Default. The foregoing waiver shall be effective only in this specific instance and for the special purpose for which it is given, and shall not be deemed to be a waiver of any other Default or Event of Default now existing or hereafter arising under the Original Agreement as amended hereby. Furthermore, such waiver shall not entitle the Borrower to any other or further waiver in any similar or other circumstances.

                              ARTICLE IV
                    REPRESENTATIONS AND WARRANTIES

     4.1 Representations and Warranties. To induce the Required Lenders to enter into this Amendment, the Borrower hereby represents and warrants to the Required Lenders as follows:

          (a) The Borrower's execution, delivery and performance of this Amendment (and of the Original Agreement as amended by this Amendment) have been duly authorized by all necessary corporate or other organizational action, and do not and will not (i) contravene the terms of any of the Borrower's organizational documents; (ii) conflict with or result in any breach or contravention of, or the creation of any Lien under, any contractual obligation to which the Borrower is a party or any order, injunction, writ or decree of any Governmental Body to which the Borrower, any of its Restricted Subsidiaries, or any of their respective properties is subject; or (iii) violate any law, rule or regulation.

          (b) This Amendment, the Original Agreement (as amended by the Amendment) and the other Loan Documents are the legal, valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms, except as enforcement may be limited by applicable bankruptcy, insolvency, moratorium and other laws applicable to creditors' rights generally and by general principles of equity.

          (c) No action, suit or proceeding is pending or, to the Borrower's knowledge, threatened against the Borrower or any of its Restricted Subsidiaries that could have a material adverse effect on the business, operations, property, assets or condition, financial or otherwise, of the Borrower or any of its Restricted Subsidiaries.

          (d) The incumbency certificate delivered in connection with the Original Agreement remains true, correct and in full force and effect.

                              ARTICLE V
           CONDITIONS TO EFFECTIVENESS OF THIS AMENDMENT

     5.1 Conditions to Effectiveness of this Amendment. This Amendment shall become effective when the Agent shall have received the following:

          (a) This Amendment, duly executed by the Borrower and each continuing Lender;

          (b) Payment in full, in immediately available funds, of the B Note payable to Bank of America, National Association, together with all accrued interest thereon and accrued fees relating thereto
     (it being agreed that such principal payment shall be funded in part through reallocation of the outstanding principal amount of the B Loans among the continuing B Lenders, with the outstanding B Loan principal amount owed to Rabobank being $45,000,000 and the outstanding B Loan principal amount owed to U.S. Bank being $20,000,000 immediately after giving effect to this Amendment and such reallocation);

          (c) An opinion, satisfactory to the Required Lenders in form and substance, of Linda Kobliska, Esquire addressed to the Agent and the Required Lenders and dated as of the date of this Amendment;

          (d) A letter acknowledgement and consent from Powerfarm in favor of the Agent and the Lenders acknowledging receipt of this Amendment and consenting to the Borrower's execution and delivery of the same;

          (e) The Management Group Subordination Agreement and all acknowledgements attached to such agreement, each in the form agreed by the Agent, duly executed by all of the parties thereto;

          (f) Payment of all fees of counsel to the Agent invoiced as of the date of this Amendment.

                              ARTICLE VI
                            MISCELLANEOUS

     6.1 Reference to and Effect on the Original Agreement and the other Loan Documents.

          (a) The Original Agreement, as hereby amended, and the other Loan Documents remain in full force and effect and are hereby ratified and confirmed.

          (b) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Agent or the Lenders under the Original Agreement or any of the other Loan Documents, nor constitute a waiver of any provision thereof.

          (c) This Amendment constitutes a Loan Document as such term is used in the Original Agreement as amended hereby.

     6.2 Continuation of Representations and Warranties. The Borrower represents and warrants to the Agent and the Lenders that on and as of the date hereof and after giving effect to this Amendment, (i) all of the representations and warranties contained in the Original Agreement are correct and complete in all material respects as of the date hereof, as though made on and as of such date, except to the extent such representations and warranties specifically relate to an earlier date, in which case they were true and correct as of such earlier date, and (ii) no Default or Event of Default shall have occurred and be continuing.

     6.3 Merger and Integration, Superseding Effect. This Amendment, from and after the date hereof, embodies the entire agreement and understanding between the parties hereto and supersedes and has merged into it all prior oral and written agreements on the same subjects by and between the parties hereto with the effect that this Amendment shall control.

     6.4 Expenses. As provided in Section 9.2 of the Original Agreement, the Borrower agrees to pay all of the expenses, including reasonable attorney's fees and expenses, incurred by the Agent in connection with this Amendment.

     6.5 Counterparts. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and either of the parties hereto may execute this Amendment by signing any such counterpart.

     6.6 Successors. This Amendment shall be binding upon the Borrower, the Agent and the Lenders and their respective successors and assigns, and shall inure to the benefit of the Borrower, the Agent and the Lenders and the successors and assigns of the Borrower, the Agent and Lenders.

     6.7 Headings. The headings of various sections of this Amendment have been inserted for reference only and shall not be deemed to be a part of this Amendment.

     6.8 Governing Law. THE VALIDITY, CONSTRUCTION AND ENFORCEABILITY OF THIS AMENDMENT AND THE OTHER LOAN DOCUMENTS SHALL BE GOVERNED BY THE INTERNAL LAWS OF THE STATE OF NEW YORK, WITHOUT GIVING EFFECT TO CONFLICT OF LAWS PRINCIPLES (OTHER THAN SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS
LAW).

     6.9  Borrower Acknowledgements.  The Borrower hereby acknowledges
(a) receipt of a copy of each Loan Document and each other document and agreement executed in connection with this Amendment or the Obligations under any Loan Document, (b) that it has been advised by counsel in the negotiation, execution and delivery of this Amendment and the other Loan Documents,
(c) that neither the Agent nor any Lender has any fiduciary relationship to the Borrower, the relationship being solely that of debtor and creditor,
(d) that no joint venture exists between the Borrower and the Agent or any Lender, and (e) that neither the Agent nor any Lender undertakes any responsibility to the Borrower to review or inform the Borrower of any matter in connection with any phase of the business or operations of the Borrower and the Borrower shall rely entirely upon its own judgment with respect to its business, and any review, inspection or supervision of, or information supplied to, the Borrower by the Agent or any Lender is for the protection of the Lenders and neither the Borrower nor any third party is entitled to rely thereon.

                         [Signature Pages Follow]

     IMPORTANT: READ BEFORE SIGNING. THE TERMS OF THIS AMENDMENT SHOULD BE READ CAREFULLY BECAUSE ONLY THOSE TERMS IN WRITING ARE ENFORCEABLE. NO OTHER TERMS OR ORAL PROMISES NOT CONTAINED IN THIS WRITTEN CONTRACT OR IN THE OTHER LOAN DOCUMENTS MAY BE LEGALLY ENFORCED. YOU MAY CHANGE THE TERMS OF THIS AMENDMENT ONLY BY ANOTHER WRITTEN AGREEMENT.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.



                                     AG SERVICES OF AMERICA, INC.

                                     By:
                                        --------------------------
                                     Name:
                                          ------------------------
                                     Title:
                                           -----------------------


Facility A Commitment Amount:        COOPERATIEVE CENTRALE RAIFFEISEN-
$170,000,000                         BOERENLEENBANK B.A., "RABOBANK NEDERLAND",
                                     NEW YORK BRANCH,
Facility B Commitment Amount:
$45,000,000
                                     individually and as Agent

                                     By:
                                        --------------------------
                                     Title:
                                           -----------------------

                                     By:
                                        --------------------------
                                     Title:
                                           -----------------------


               [Signature Page One of Two to Second Amendment]

Facility A Commitment Amount:        U.S. BANK NATIONAL ASSOCIATION
$30,000,000
Facility B Commitment Amount:        By:
$20,000,000                             --------------------------
                                     Title:
                                           -----------------------

               [Signature Page Two of Two to Second Amendment]

                     AG SERVICES OF AMERICA ,INC.
                             EXHIBIT 10.40

          THIRD AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT

     This THIRD AMENDMENT (this "Amendment"), dated as of April 15, 2003, is among AG SERVICES OF AMERICA, INC., an Iowa corporation (the "Borrower"), various Lenders, and COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A., "RABOBANK NEDERLAND", NEW YORK BRANCH, as agent (in such capacity, the "Agent") for the Lenders.

                                  RECITALS

     The parties described above are parties to an Amended and Restated Credit Agreement dated as of December 11, 2002 and amended as of March 28, 2003
(as so amended, the "Original Agreement").

     The Borrower has requested certain changes to the credit facilities provided under the Original Agreement, and the Required Lenders have agreed to accommodate the foregoing requests pursuant to the terms and conditions of this Amendment.

     ACCORDINGLY, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

                                  ARTICLE I
                                 DEFINITIONS

     1.1 Original Agreement Definitions. Terms defined in the Original Agreement shall have the same meaning when used herein unless otherwise expressly indicated.

                                 ARTICLE II
                                 AMENDMENTS

     2.1 Amendment to Original Agreement Definitions. Section 1.1 of the Original Agreement is hereby amended to amend the following definition:

          The definition of "Borrowing Base A" is hereby amended by deleting the existing advance rate of "77.5%" contained in the first line of such definition and replacing the same with an advance rate of "82.5%."

                                ARTICLE III
                       REPRESENTATIONS AND WARRANTIES

     3.1 Representations and Warranties. To induce the Required Lenders to enter into this Amendment, the Borrower hereby represents and warrants to the Required Lenders as follows:

          (a) The Borrower's execution, delivery and performance of this Amendment (and of the Original Agreement as amended by this Amendment) have been duly authorized by all necessary corporate or other organizational action, and do not and will not (i) contravene the terms of any of the Borrower's organizational documents; (ii) conflict with or result in any breach or contravention of, or the creation of any Lien under, any contractual obligation to which the Borrower is a party or any order, injunction, writ or decree of any Governmental Body to which the Borrower, any of its Restricted Subsidiaries, or any of their respective properties is subject; or (iii) violate any law, rule or regulation.

          (b) This Amendment, the Original Agreement (as amended by the Amendment) and the other Loan Documents are the legal, valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms, except as enforcement may be limited by applicable bankruptcy, insolvency, moratorium and other laws applicable to creditors' rights generally and by general principles of equity.

          (c) No action, suit or proceeding is pending or, to the Borrower's knowledge, threatened against the Borrower or any of its Restricted Subsidiaries that could have a material adverse effect on the business, operations, property, assets or condition, financial or otherwise, of the Borrower or any of its Restricted Subsidiaries.

          (d) The incumbency certificate delivered in connection with the Original Agreement remains true, correct and in full force and effect.

                              ARTICLE IV
                            MISCELLANEOUS

     4.1 Reference to and Effect on the Original Agreement and the other Loan Documents.

          (a) The Original Agreement, as hereby amended, and the other Loan Documents remain in full force and effect and are hereby ratified and confirmed.

          (b) The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of the Agent or the Lenders under the Original Agreement or any of the other Loan Documents, nor constitute a waiver of any provision thereof.

          (c) This Amendment constitutes a Loan Document as such term is used in the Original Agreement as amended hereby.

     4.2 Continuation of Representations and Warranties. The Borrower represents and warrants to the Agent and the Lenders that on and as of the date hereof and after giving effect to this Amendment, (i) all of the representations and warranties contained in the Original Agreement are correct and complete in all material respects as of the date hereof, as though made on and as of such date, except to the extent such representations and warranties specifically relate to an earlier date, in which case they were true and correct as of such earlier date, and (ii) no Default or Event of Default shall have occurred and be continuing.

     4.3 Merger and Integration, Superseding Effect. This Amendment, from and after the date hereof, embodies the entire agreement and understanding between the parties hereto and supersedes and has merged into it all prior oral and written agreements on the same subjects by and between the parties hereto with the effect that this Amendment shall control.

     4.4 Expenses. As provided in Section 9.2 of the Original Agreement, the Borrower agrees to pay all of the expenses, including reasonable attorney's fees and expenses, incurred by the Agent in connection with this Amendment.

     4.5 Counterparts. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and either of the parties hereto may execute this Amendment by signing any such counterpart.

     4.6 Successors. This Amendment shall be binding upon the Borrower, the Agent and the Lenders and their respective successors and assigns, and shall inure to the benefit of the Borrower, the Agent and the Lenders and the successors and assigns of the Borrower, the Agent and Lenders.

     4.7 Headings. The headings of various sections of this Amendment have been inserted for reference only and shall not be deemed to be a part of this Amendment.

     4.8 Governing Law. THE VALIDITY, CONSTRUCTION AND ENFORCEABILITY OF THIS AMENDMENT AND THE OTHER LOAN DOCUMENTS SHALL BE GOVERNED BY THE INTERNAL LAWS OF THE STATE OF NEW YORK, WITHOUT GIVING EFFECT TO CONFLICT OF LAWS PRINCIPLES (OTHER THAN SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS
LAW).

     4.9  Borrower Acknowledgements.  The Borrower hereby acknowledges
(a) receipt of a copy of each Loan Document and each other document and agreement executed in connection with this Amendment or the Obligations under any Loan Document, (b) that it has been advised by counsel in the negotiation, execution and delivery of this Amendment and the other Loan Documents, (c) that neither the Agent nor any Lender has any fiduciary relationship to the Borrower, the relationship being solely that of debtor and creditor, (d) that no joint venture exists between the Borrower and the Agent or any Lender, and (e) that neither the Agent nor any Lender undertakes any responsibility to the Borrower to review or inform the Borrower of any matter in connection with any phase of the business or operations of the Borrower and the Borrower shall rely entirely upon its own judgment with respect to its business, and any review, inspection or supervision of, or information supplied to, the Borrower by the Agent or any Lender is for the protection of the Lenders and neither the Borrower nor any third party is entitled to rely thereon.

                        [Signature Pages Follow]

     IMPORTANT: READ BEFORE SIGNING. THE TERMS OF THIS AMENDMENT SHOULD BE READ CAREFULLY BECAUSE ONLY THOSE TERMS IN WRITING ARE ENFORCEABLE. NO OTHER TERMS OR ORAL PROMISES NOT CONTAINED IN THIS WRITTEN CONTRACT OR IN THE
OTHER LOAN DOCUMENTS MAY BE LEGALLY ENFORCED.  YOU MAY CHANGE THE TERMS
OF THIS AMENDMENT ONLY BY ANOTHER WRITTEN AGREEMENT.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                       AG SERVICES OF AMERICA, INC.

                       By:
                          --------------------------
                          Name:
                          Title:

                       COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A., "RABOBANK NEDERLAND", NEW YORK BRANCH, individually and as Agent

                       By:
                          ---------------------------
                          Title:

                       By:
                          --------------------------
                          Title:


             [Signature Page One of Two to Third Amendment]

                       U.S. BANK NATIONAL ASSOCIATION

                       By:
                          ---------------------------
                          Title:


             [Signature Page Two of Two to Third Amendment]

                     AG SERVICES OF AMERICA ,INC.
                             EXHIBIT 10.41

                  EMPLOYMENT AND NONCOMPETITION AGREEMENT

          THIS EMPLOYMENT AND NONCOMPETITION AGREEMENT (the "Agreement") is made and entered into this _____ day of ____________, 2002, by and between AG SERVICES OF AMERICA, INC., an Iowa Corporation ("Company") and Shawn Smeins. ("Employee").

RECITALS:

          WHEREAS, Employee has been employed by company for approximately nine years and has been instrumental in the successful growth and development of the Company and its business operations most recently serving as Executive Vice-President; and

          WHEREAS, it is in the best interest of Company and its shareholders to promote Employee to the position of Senior Executive Officer and to retain the services of Employee for the period and upon the other terms and conditions provided in this Agreement; and

          WHEREAS, Employee is willing to serve in the employ of Company on a full-time basis for the period and upon such other terms and conditions provided in this Agreement.

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

          2. Services. Employee shall devote his entire working time and attention to the business of Company. Employee shall perform such management level duties as assigned to him from time to time by the senior officers of Company. Employee shall carry out his duties within the policies and directions as established by Company and in a prudent, businesslike manner.

          3. Terms.   Company agrees to employ Employee and Employee agrees to
             remain in the employment of Company for a term commencing on the date hereof and continuing for a period of three (3) years. At the end of each year the agreement shall automatically renew for an additional year unless earlier terminated in accordance with the provisions hereof (the "Term").

          4. Compensation.   In consideration for all services rendered by
             Employee under the terms of this Agreement, Company agrees to compensate Employee as follows:

             a. Base Salary.  Company shall pay Employee a base salary of
                $120,000 per year, which shall be paid in accordance with the normal payroll practices of Company in effect from time to time. Employee's base salary shall be reviewed annually by the senior officers of the Company during the Term and may be adjusted upward (but not downward) if deemed necessary or appropriate in the sole discretion of the senior officers.

             b. Bonus. The Company shall pay Employee a performance bonus based upon the diluted earnings per share ("EPS") growth of the Company. The EPS growth shall be determined by comparing the fiscal year end audited results to the EPS of the previous year. Employee shall be paid a performance bonus when the Company's fiscal year diluted earnings per share is equal to or greater than 10%. If the EPS growth rate is 10% or greater, then the amount of bonus is equal the to EPS growth rate multiplied by the Employee's prior calendar year base compensation. When the EPS growth rate is 15% to 19%, then the bonus is multiplied by 150% factor. When the EPS growth rate is 20% or greater then the bonus is multiplied by 200% factor. Senior management in its discretion is allowed to make adjustments for events that negatively affect diluted EPS for the short term, but are considered significant to the long-term success of the Company. The amount of the Bonus will be determined by the annual audit of the Company prepared in accordance with generally accepted accounting principles by an independent certified public accountant selected by Company, and such determination will be binding and conclusive on the parties hereto. The Bonus will be paid no later than thirty (30) days after completion of such audit, with deductions for payroll taxes and other items of withholding.

             c. Automobile.  At all times during the Term hereof, Company shall at its expense provide Employee with an automobile of such make and model as determined in accordance with Company policy as in effect from time to time.

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

          5. Termination of Employment by Company.

             a. Termination on Account of Disability.  Employee's employment under this Agreement shall terminate in the event of Employee's disability (as hereinafter defined) during the Term hereof.
                For purposes of this Agreement, "disability" shall be defined as: (i) the permanent physical or mental disability of Employee continuing for a period of at least six (6) months which prevents Employee from performing a major portion of his duties as certified by three reputable practicing physicians in the State of Iowa, with one such physician selected by Company, another such physician selected by Employee and the third such physician selected by the two physicians selected by Company and Employee, and the decision of a majority of the three physicians shall be binding upon the parties; or (ii) the death of Employee. In such event, Company's obligation to continue to pay Employee's compensation under paragraph 4 hereof shall terminate as of the end of the month during which a determination of "disability" in accordance with this paragraph has been made. However, notwithstanding such termination, Company shall remain obligated to pay Employee (or, in the event of death, to Employee's spouse or, if she is not living, then to Employee's estate or such other person or entity as Employee shall designate) the following amounts:

                (1) Any base salary which is due and unpaid at the date of termination, plus a pro rata Bonus amount. The pro rata Bonus amount shall be calculated by dividing number of days worked in the fiscal year in which the termination occurs by 365 and applying that percentage to the Bonus calculation specified in paragraph 4(b) hereof. The Bonus will be paid at the time specified in paragraph 4(b) hereof; and

                (2) A severance benefit consisting of a monthly payment
                    equal to one-half (1/2) of the amount Employee would have been entitled to receive on a monthly basis as base salary pursuant to paragraph 4(a) hereof, commencing with the month of termination and continuing each month thereafter through and including the term of this agreement. For purposes of this paragraph 5(a), the base salary used to determine the severance benefit will be the base salary in effect on the date of termination.

             b. Termination for Cause.   Notwithstanding any provision in this
                Agreement which may appear to be to the contrary, Employee's employment under this Agreement shall terminate for "cause" effective immediately upon Employee's receipt of written notice from Company of such termination directed to Employee, and in such event, the obligation of Company to pay Employee's compensation under paragraph 4 of this Agreement shall immediately terminate. However, notwithstanding such termination, Company shall remain obligated to pay Employee any base salary which is due and unpaid as of the date of termination, plus a pro rata Bonus amount. The pro rata Bonus amount shall be calculated by dividing number of days worked in the fiscal year in which the termination occurs by 365 and applying that percentage to the Bonus calculation specified in paragraph 4(b) hereof. For purposes of this Agreement, "cause" shall be defined as the occurrence of any one or more of the following events:

                (1) A repeated neglect of duties, a violation of the Company's policies, malfeasance, nonfeasance, or other conduct of Employee in the performance of duties contemplated by this Agreement which, in the sole discretion of the senior officers of Company, is detrimental to the best interests of Company;

                (2) Any other material breach by Employee, as determined in the sole discretion of the senior officers of Company, of the provisions of this Agreement; or

                (3) The indictment, conviction or plea of guilty or nolo
                    contendere of Employee to any felony or to a misdemeanor involving moral turpitude.

             c. Termination Without Cause.   Notwithstanding any provision in
                this Agreement which may appear to the contrary, Employee's employment shall terminate without "cause" effective immediately upon Employee's receipt of written notice of such termination directed to Employee. In the event Employee's employment is terminated by Company without "cause" (as defined above), Company's obligation to continue to pay Employee's compensation under paragraph 4 shall terminate as of the date of termination. Notwithstanding such termination, however, Company shall remain obligated to pay Employee as a severance benefit the following amounts:

                (1) All the base salary which Employee, but for such
                    termination, would have been entitled to receive hereunder for two years from date of termination, to be paid at the same time and in the same manner as provided in paragraph 4(a) (hereinafter referred to as the "Severance Period").

                (2) All Bonus payments which would have accrued to Employee, but for such termination, during the Severance Period, including a pro rata amount of the Bonus for any portion of a fiscal year included within the Severance Period. Such payment shall be determined and made by Company at the same time and in the same manner as provided in paragraph 4(b) hereof.

          6. Termination of Employment by Employee.

             a. Termination by Employee.   Notwithstanding any provision in
                this Agreement which may appear to be the contrary, Employee shall have the right to terminate his employment hereunder upon or after the occurrence of a Change in Control
                (as defined below) or a Diminution in Responsibility (as defined below) with respect to Employee and, in the event of such a termination by Employee, he shall be entitled to receive as a severance benefit from Company the following amounts:

                (1) All base salary which Employee, but for such termination, would have been entitled to receive hereunder for the Severance Period (as defined in paragraph 5 (c)(1) hereof and including any adjustment thereto authorized by such paragraph). For purposes of this paragraph 6(a)(1), the base salary to be paid to Employee during the Severance Period will be at the rate of base salary in effect on the date of termination. Such payments shall be made by Company at the same time and in the same manner as provided in paragraph 4(a) hereof; and

                (2) All Bonus payments which would have accrued to Employee, but for such termination, during the Severance Period, including a pro rata amount of the Bonus for any portion of a fiscal year included within the Severance Period. Such payments shall be determined and made by Company at the same time and in the same manner as provided in paragraph 4(b) hereof.

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

                (2) The first purchase under a tender offer or exchange offer
                    (other than an offer by Company) pursuant to which outstanding voting securities of Company have been purchased; or

                (3) During any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of Company cease for any reason (other than an uncontested election) to constitute at least a majority thereof. For purposes of this definition, the term "person" shall mean an individual or a corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or any other form of entity not listed.

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

          8. Noncompetition. Employee shall not, during the Term of this Agreement and for two (2) years thereafter, within the trade area now or hereafter served by Company, associate in any capacity whatsoever, whether as a promoter, owner, officer, director, employee, partner, lessee, lender, agent, consultant, advisor, broker, commission salesman or otherwise, in any business which is in competition with the business of Company, except for passive investments in publicly held companies over which Employee does not exercise any controlling influence. Further, Employee shall not, for a period of two (2) years after the termination of his employment hereunder, in any manner, directly or indirectly, contact or solicit any of the then existing customers of Company (including but not limited to, any officer, director, employee, agent or affiliate of a customer) with respect to the business of Company or employ (or contact or solicit for the purpose of seeking to employ) any then existing employee of Company. For purposes of this paragraph 8, the business of Company shall mean E-Commerce activities, and the marketing, distribution and/or sale of agricultural inputs (such as seed, chemicals and fertilizer) to farmers in conjunction with the extension of credit by Company to such farmers. If Employee fails to keep and perform every covenant of this paragraph 8, Company shall be entitled to specifically enforce the same by injunction in equity in addition to any other remedies which Company may have. If any portion of this paragraph 8 shall be invalid or unenforceable, such invalidity or unenforceability shall be in no way deemed or construed to affect in any way the enforceability of any other portion of this paragraph 8. If any court in which Company seeks to have the provisions of this paragraph 8 specifically enforced determines that the scope, area or duration hereinafter specified is too broad, such court may determine a reasonable scope, area or duration. Employee acknowledges that covenants contained in this paragraph 8 are reasonable in scope, area and duration and are necessary in furtherance of the legitimate interests of Company. Employee represents and warrants that he has available to him sufficient other means of support and that observance of the covenants contained in this paragraph 8 will not deprive him of his ability to earn a livelihood or to support his dependents.


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

          13. Notices. All notices or other communications required or permitted to be given, pursuant to the terms of this Agreement, shall be in writing and shall be deemed to be duly given when received if delivered in person or by fax, telex, telegram or cable and confirmed by mail, or mailed by registered or certified mail (return receipt requested) or express mail, postage prepaid as follows:

              If to Company:          Ag Services of America, Inc.
                                      1309 Technology Parkway
                                      P. O. Box 668
                                      Cedar Falls, Iowa 50613
                                      ATTN:  Henry C. Jungling

              If to Employee:         Shawn Smeins (HOME ADDRESS??)
                                      Ag Services of America, Inc.
                                      1309 Technology Parkway
                                      P. O. Box 668
                                      Cedar Falls, Iowa 50613


          IN WITNESS WHEREOF, this Employment and Noncompetition Agreement has been executed by the parties as of the Effective Date.


AG SERVICES OF AMERICA, INC.                    "EMPLOYEE"
An Iowa Corporation

By
  ---------------------------                   ----------------------
Its                                             Shawn Smeins
   --------------------------

By --------------------------

Its
   --------------------------

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