Form 10-Q
period 2003-05-31
AG SERVICES OF AMERICA INC
filed 2003-07-15
CIK 875354

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549

	FORM 10-Q

	(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended      May 31, 2003

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

  Indicate by check mark if the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).    [ ] Yes     [X] No

5,479,514 common shares were outstanding as of July 14, 2003.

                     	AG SERVICES OF AMERICA, INC.

                               	INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, May 31, 2003
       (unaudited) and February 28, 2003                                    1
    Unaudited consolidated condensed statements of income,
        three months ended May 31, 2003 and 2002                            2
    Unaudited consolidated condensed statements of cash flows,
        three months ended May 31, 2003 and 2002                            3
    Unaudited consolidated statement of stockholders' equity,
        three months ended May 31, 2003                                     4
    Notes to consolidated condensed financial statements
        (unaudited)                                                        5-12

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations                         13-20

  Item 3.  Quantitative and qualitative disclosures
    about market risk                                                       19

  Item 4.  Controls and procedures                                        19-20

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders              21

  Item 6.  Exhibits and reports on form 8-K:                              21-22

    Certifications                                                        23-26

    (a)  Exhibits
         (10.42) Fourth Amendment to the Amended and Restated
                    Credit Agreement                                      27-32
         (10.43) Fifth Amendment to the Amended and Restated
                    Credit Agreement                                      33-53

                AG SERVICES OF AMERICA, INC.
                CONSOLIDATED BALANCE SHEETS
                   (Dollars in Thousands)

                                                  May 31,  February 28,
  ASSETS                                           2003        2003*
                                               ----------- -----------
CURRENT ASSETS
  Cash                                                 $2          $8
  Customer notes receivable, less allowance for
    doubtful notes and reserve for discounts
    May 31, 2003 $14,697; February 28, 2003
    $12,892                                       273,578     209,732
  Inventory and other assets                        3,126       2,714
  Foreclosed assets held for sale                   1,845       2,266
  Deferred income taxes, net                        5,567       5,524
                                               ----------- -----------
                 Total current assets            $284,118    $220,244
                                               ----------- -----------
LONG-TERM RECEIVABLES AND OTHER ASSETS
  Customer notes receivable, less allowance
    for doubtful notes May 31, 2003 $6,737
    February 28, 2003 $5,208                      $48,667     $53,418
  Deferred financing costs, less accumulated
    amortization May 31, 2003 $2,457;
    February 28, 2003 $2,090                           --         367
  Deferred income taxes, net                        3,008       1,926
                                               ----------- -----------
                                                  $51,675     $55,711
                                               ----------- -----------
PROPERTY AND EQUIPMENT
  Land and building, less accumulated
    depreciation May 31, 2003 $179;
    February 28, 2003 $137;                        $5,357      $5,387
  Equipment, less accumulated depreciation
  May 31, 2003 $2,184; Februray 28, 2003 $2,087     1,180       1,326
                                               ----------- -----------
                                                   $6,537      $6,713
                                               ----------- -----------
                                                 $342,330    $282,668
                                               =========== ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable, inluding current maturities     $241,338    $180,872
  Outstanding checks in excess of bank balances     4,596      16,488
  Accounts payable                                 12,621       1,037
  Accrued expenses                                  2,611       3,584
  Income taxes payable                                845         168
                                               ----------- -----------
                 Total current liabilities       $262,011    $202,149
                                               ----------- -----------

LONG-TERM LIABILITIES
  Notes payable, less current maturities           $2,765      $2,808
                                               ----------- -----------

STOCKHOLDERS' EQUITY
  Preferred stock, no par or stated value;
    authorized 10,000,000 shares, none issued          --          --
  Capital stock, common, no par or stated value;
    authorized 30,000,000 shares; issued
    May 31, 2003 5,479,514 shares;
    February 28, 2003 5,479,514 shares            $24,499     $24,499
  Retained earnings                                54,070      54,379
  Accumulated other comprehensive income(loss)     (1,015)     (1,167)
                                               ----------- -----------
                                                  $77,554     $77,711
                                               ----------- -----------
                                                 $342,330    $282,668
                                               =========== ===========

* Condensed from Audited Financial Statements.
See Notes to Consolidated Financial Statements.

                     AG SERVICES OF AMERICA, INC.
              UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               Three Months Ended May 31, 2003 and 2002
            (Dollars in Thousands, Except Per Share Amounts)

                                       May 31,     May 31,
                                        2003        2002
                                    ----------- -----------
Net revenues:
  Farm inputs                          $41,392     $65,800
  Financing income                       5,398       6,316
  Customer fees                          1,169       2,485
  Other                                    208         644
                                    ----------- -----------
                                       $48,167     $75,245
                                    ----------- -----------
Cost of revenues:
  Farm inputs                          $38,242     $60,636
  Financing expense                      3,731       3,382
  Provision for doubtful notes           3,514       4,077
                                    ----------- -----------
                                       $45,487     $68,095
                                    ----------- -----------

    Income before operating
      expenses and income taxes         $2,680      $7,150

Operating expenses                       3,177       3,643
                                    ----------- -----------
    Income (loss) before income taxes    ($497)     $3,507

Income taxes (benefit)                    (188)      1,350
                                    ----------- -----------
        Net income (loss)                ($309)     $2,157
                                    =========== ===========

Earnings (loss) per share:

  Basic                                 ($0.06)      $0.39
                                    =========== ===========
  Diluted                               ($0.06)      $0.39
                                    =========== ===========

Weighted average shares:

  Basic                              5,479,514   5,473,288
                                    =========== ===========
  Diluted                            5,479,514   5,513,826
                                    =========== ===========

See Notes to Consolidated Financial Statements.


                AG SERVICES OF AMERICA, INC.
        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three Months Ended May 31, 2003 and 2002
                  (Dollars in Thousands)
                                            May 31,      May 31,
                                             2003         2002
                                          -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                            ($309)      $2,157
  Adjustments to reconcile net income to
    net cash (used in) operating activities:
    Depreciation                                 184          148
    Amortization                                 367          722
    Deferred income taxes                     (1,218)      (2,492)
    Loss on sale of equipment
      and foreclosed assets                        1           34
    Changes in assets and liabilities:
       (Increase) in customer notes
         receivable                          (59,095)    (168,853)
       (Increase)decrease in inventory
           and other assets                     (412)       3,346
       Decrease in prepaid and
           income taxes payable                  677        3,505
       Increase in accounts payable
           and accrued expenses               10,611       10,595
                                          -----------  -----------
         Net cash (used in)
              operating activities          ($49,194)   ($150,838)
                                          -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                 $9          $15
  (Purchases) of building and equipment          (18)        (687)
  Proceeds from sale of foreclosed assets
    held for sale                                635          213
  (Purchases) of foreclosed assets held
    for sale                                    (214)        (238)
                                          -----------  -----------
         Net cash provided by (used in)
              investing activities              $412        ($697)
                                          -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings       $117,692     $164,715
  Principal payments on short-term
    borrowings                               (56,981)     (13,560)
  Principal payments on long-term
    borrowings                                   (43)          --
  Increase (decrease) in excess of
    outstanding checks over bank balances    (11,892)         798
  (Increase) in deferred financing costs          --         (500)
  Proceeds from issuance of
    capital stock, net                            --           65
                                          -----------  -----------
         Net cash provided by financing
               activities                    $48,776     $151,518
                                          -----------  -----------
         (Decrease) in cash                      ($6)        ($17)

CASH
   Beginning                                       8           42
                                          -----------  -----------
   Ending                                         $2          $25
                                          ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
   Cash payments for:
      Interest                                $3,147       $2,362
      Income taxes                              $353         $337

See Notes to Consolidated Financial Statements.

                                  -3-

                 AG SERVICES OF AMERICA, INC.
   UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              Three Months Ended May 31, 2003
                  (Dollars in Thousands)
                                           Capital Stock
                                      -------------------------
                                                                             Accumulated
                                                                                 Other
                                         Shares                   Retained   Comprehensive            Comprehensive
                                         Issued       Amount      Earnings   Income (Loss)   Total        Income
                                      ------------ ------------ ------------ ------------ ------------ ------------
Balance, February 28, 2003              5,479,514      $24,499      $54,379      ($1,167)     $77,711
  Comprehensive income (loss):
    Net income (loss)                          --           --         (309)          --         (309)       ($309)
    Other comprehensive income,
      net of tax                               --           --           --          152          152          152
                                                                                                       ------------
  Total comprehensive income (loss)                                                                          ($157)
                                      ------------ ------------ ------------ ------------ ------------ ============
Balance, May 31, 2003                   5,479,514      $24,499      $54,070      ($1,015)     $77,554
                                      ============ ============ ============ ============ ============

See Notes to Consolidated Financial Statements.

                         AG SERVICES OF AMERICA, INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended
February 28, 2003. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three month period ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending February 28, 2004.

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

Revenue Recognition

The Company recognizes revenue from the sales of farm inputs such as seed, fertilizer and agricultural chemicals upon delivery to the customers. Customer fees consist primarily of program fees and insurance brokerage services. Program fees are recognized at estimated realizable amounts as the services are performed. Insurance brokerage revenues, also classified as customer fees, are recognized generally on the effective date of the policies or on the billing date, whichever is later.
During the three months ended May 31, 2003 and 2002, the percentage of net revenues attributable to the sale of seed, fertilizer, agricultural chemicals, financing income and customer fees was as follows.

                                         Three Months Ended May 31,
                                             2003              2002
                                     -----------------  -----------------
Seed                                             32.3%             30.3%
Chemicals                                        23.7%             25.5%
Fertilizer                                       30.0%             31.7%
Financing                                        11.2%              8.4%
Customer fees                                     2.4%              3.3%
Other                                             0.4%              0.8%
                                                ------            ------
  Total                                         100.0%            100.0%
                                                ======            ======

The Company decided in the prior fiscal year to present revenues associated with the cash advances for fuel, irrigation, land rents and other farm inputs and revenues associated with the input only program on a net reporting basis in contrast to the previously presented gross reporting basis.
The input only program is a financing program provided by the Company for various suppliers and manufacturers. The Company has decided to report its revenue in this manner because it believes it is a preferable presentation under current generally accepted accounting principles. This change of presentation has no impact on future or past earnings of the Company.

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

Had compensation cost for the Company's two stock based compensation plans been determined based on the grant date fair values of the awards (the method prescribed in SFAS No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                   Three Months Ended
                                May 31, 2003  May 31, 2002
                                 ----------    ----------
Net income (loss), as reported       ($309)       $2,157
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards, net of
  related tax effects                  (73)          (83)
                                  ----------   ----------
     Pro forma net income (loss)     ($382)       $2,074
                                  ==========   ==========

Basic earnings per share
     As reported                    ($0.06)        $0.39
     Pro forma                      ($0.07)        $0.38

Diluted earnings per share
     As reported                    ($0.06)        $0.39
     Pro forma                      ($0.07)        $0.38

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during the three months ended May 31, 2002: risk-free interest rates of 3.4%; expected lives of 7 years; price volatility of 39.8% and no expected dividends. No options were granted during the three months ended May 31, 2003.

Note 2.  Financing and Going Concern Matters

Financing Agreements

The availability of lines of credit is essential to the Company's operations. The Company has arranged for credit facilities to support 2003 crop year customer loans of up to $260 million compared to total 2002 crop year customer loans of approximately $465 million. The Company's primary credit facility is currently a $265 million revolving line of credit used to finance the 2003 crop year customers and older receivables, which expires in October 2004, and does not allow for the financing of 2004 or future crop years. This facility limited the amount of 2003 customer loans to $260 million. In the event this facility is not refinanced by September 15, 2003, the agreement calls for a controlled wind down of the facility through October 2004. There can be no assurance the Company will be successful in securing financing for future periods and, if financing is secured, it may be on terms less favorable than current terms.

The Company is taking action in order to secure financing for future periods. As described below, the Company has entered into a securities purchase agreement with ASP/ASA, LLC, an indirect subsidiary of American Securities Capital Partners, L.P. (ASCP) whereby ASP/ASA, LLC has agreed to invest up to $70 million in convertible preferred stock in the Company, of which $35 million would be immediately available. The Company believes this transaction will assist in arranging for the needed financing. The securities purchase agreement is subject to certain conditions, including final due diligence and the replacement of long-term financing.
Finalization of this transaction is not assured.

In the event that the ASCP transaction does not close and alternative financing cannot be arranged, the Company may be left with limited options. Failure to obtain new financing would materially impair the Company's ability to continue operations under the normal course of business and could have a material adverse impact upon the Company.

Anticipated Equity Infusion

The Company entered into a securities purchase agreement during February 2003 with ASP/ASA, LLC, an indirect subsidiary of ASCP, a New York private-equity investment firm, under which ASP/ASA, LLC has agreed to invest up to $70 million in the Company in exchange for convertible preferred stock. The agreement contemplates that ASP/ASA, LLC will invest up to $70 million in three annual installments; the first investment of $35 million is subject, among other things, to satisfactory completion of due diligence and the Company arranging for long-term financing. The second and third payments are conditional upon the Company achieving certain economic thresholds. At this time, management does not believe it will meet these economic thresholds. ASP/ASA, LLC will have voting control of the Company after the initial funding.

The shareholders of the Company have approved the transaction, however, the parties are presently conducting final due diligence and working on a new long-term credit facility. If the transaction is consummated, current shareholders will incur substantial dilution. There can be no assurance at this time that this investment will be consummated. The Company is considering various alternatives in the event that the transaction is not completed.

Company Actions

In addition to the ASCP transaction, the Company has undertaken certain actions to continue operations at a reduced level of revenue. The Company has currently secured financing for approximately $260 million of 2003
crop year customer loan commitments.   Because of the timing of these crop
loans the Company will be operating at this reduced level for the 2003 crop year. Management believes that this level of activity will be adequate to sustain operations in this transition year.

The Company has also implemented a cost reduction program which will help to mitigate the effects of the reduced financing capabilities of the Company. Management believes that it will be able to regain some of the market share lost as a result of the inability to provide financing to customers for the 2003 year. Management also believes that with the cost reduction program that was implemented and the consummation of the ASCP capital investment, the Company will be able to obtain long-term financing without suffering irrecoverable losses due to the reduced lending capabilities.
No assurance can be given that the Company will be successful in these efforts.

Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis of accounting and do not reflect any adjustments that might result if the Company were unable to continue as a going concern. The Company's current financing expires in October 2004 and the Company has been unable to secure financing customers beyond the 2003 crop year. While the Company believes it will be successful in its efforts to obtain new financing, there can be no assurance of success. In the event the

Company is unable to obtain new financing, the Company would be forced to liquidate and discontinue operations.

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

Note 3.   Pledged Assets and Related Debt

The Company negotiated a $200 million revolving line of credit for the 2003 Crop Year that was originally set to expire in December 2003. The terms of the agreement allow for two variable interest rate alternatives based on LIBOR or prime (current effective rates range from 3.8125% to 5.50% at May 31, 2003). The total amount outstanding under the revolving line of credit at May 31, 2003 was $141.2 million. At
May 31, 2003 the Company had a maximum amount available under the line of credit of approximately $1.6 million based on a borrowing base computation provided by the agreement. Subsequent to the end of the quarter this agreement was amended.

The Company's $65 million revolving line of credit facility was set to expire on June 30, 2003. This facility also did not allow for the financing of 2003 Crop Year receivables. Additional terms of the agreement allow a variable interest rate based on prime (current effective rate is 7.25% at May 31, 2003). The total outstanding under this facility at May 31, 2003
was $60.3 million.    At May 31, 2003 the Company had a maximum amount
available under the line of credit of approximately $4.7 million based on a borrowing base computation provided by the agreement. Subsequent to the end of the quarter this agreement was amended.

Subsequent to the end of the first quarter the Company amended and combined its $200 million revolving line of credit with the $65 million revolving line of credit into one $265 million credit facility. This amended credit facility has been extended until October 2004 and allows for up to $260 million of 2003 Crop Year financing. In the event this facility is not refinanced by September 15, 2003, the agreement calls for a controlled wind down of the facility through October 2004. This agreement will accrue interest at prime plus 50 basis points (current effective rate would have been 4.75% at May 31, 2003).

The Company has negotiated amendments to its asset backed securitized financing program to extend the due date to September 2003. This program is currently in a wind down phase, which calls for an orderly collection of the notes receivable and pay down of the outstanding borrowings. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity which incurs interest at variable rates in the commercial paper market (current effective rate is approximately 1.41% at May 31, 2003) and the remaining portion is a term note with interest at a variable cost of LIBOR plus 50 basis points (current effective rate is 1.90% at May 31, 2003). The total outstanding under the asset backed securitized financing program at May 31, 2003 was approximately $17.6 million. Subsequent to the end of the first quarter the Company repaid this facility in its entirety.

All of the above borrowings are collateralized by substantially all assets of the Company. The agreements as discussed above contain various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, loans to stockholders, and requirements that the Company maintain certain levels of equity and pretax earnings. These restrictions are in effect unless written consent is obtained.

In June 2002, the Company negotiated a credit facility with a financial institution whereby the Company participates certain customer notes receivable to this institution effective through January 2004. Advances and repayments under this credit agreement are based on and collateralized by the performance of these customer notes receivable. This agreement accrues interest based on the variable interest rates of the underlying customer notes receivables ranging from prime to 2.5% over prime (current effective rates range from 4.5% to 6.75% at May 31, 2003). At May 31, 2003 the Company had $7.0 million outstanding under the agreement. In April 2003, the Company negotiated an additional $17 million credit facility with another financial institution to participate certain other customer notes receivable through January 2004. This agreement accrues interest at prime less 75 basis points (current effective rate is 3.5% at May 31, 2003). At May 31, 2003 the Company had $9.2 million outstanding under the agreement.

The Company has a credit agreement whereby the Company may borrow up to $3.8 million, with a declining balance provision, on a revolving line of credit through April 2022. This credit agreement was used to finance the Company's corporate headquarters at a fixed interest rate of 5.74% through November 2006. At May 31, 2003, the Company had $2.8 million outstanding under the credit agreement. The agreement also contains various restrictive financial covenants.

In February 2002, three executive officers of the Company, who are also the original founders of the Company, loaned an aggregate of $4.4 million to the Company. The due date has been extended to October 2004. The Company makes monthly interest payments to these officers at a variable interest rate of 0.5% below the prime rate (current effective rate is 3.75% at May 31, 2003). These notes are collateralized by a second mortgage on the Company's corporate headquarters.

The Company maintains an interest-rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company's specific goal is to lower (where possible) the cost of its borrowed funds.

In July 2000, the Company entered into an interest rate swap agreement with an original notional amount of $30 million. The current notional amount of $22.5 million decreases by $7.5 million annually in each July 2003, 2004 and 2005. The swap is utilized to manage interest rate exposures and is designated as a cash flow hedge. The swap agreement is a variable receive/fixed pay swap, which expires in July 2005 and has the effect of converting the interest rate paid on the notional amount of the Company's variable rate debt to a fixed rate of 9.78%. The differential to be paid or received on the swap agreement is recognized and accrued over the life of the agreement as other comprehensive income based on the remaining outstanding notional amount or changes in interest rates.
Included in other comprehensive income at May 31, 2003 is a loss of approximately $1.0 million. The difference between the Company's actual variable interest expense and 9.78% on the notional amount for the next twelve months is reclassified from other comprehensive income and recognized as interest expense.

Note 4.    Commitments and Contingencies

Commitments

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying consolidated condensed financial statements. These include various commitments to extend credit to customers. At May 31, 2003 and February 28, 2003 the Company had approximately $64 million and $101 million, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

Contingencies

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

Guarantee

In the process of collecting a customer note receivable, the Company has guaranteed the first mortgage debt of a customer to a third party financial institution. Under the guarantee, the Company would be required to repay the debt of the customer under certain default conditions. The outstanding debt is collateralized by real estate, which could be liquidated to recover any amounts paid by the Company under the guarantee. The amount guaranteed by the Company at May 31, 2003 is approximately $2.3 million and expires once the mortgage is repaid in full.

Note 5.	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding.
In computing diluted earnings per share, the dilutive effect of stock options during the periods presented increase the weighted average number of shares.

Presented below is the computation of earnings per share for the periods indicated:


                                             Three Months Ended
                                                    May 31,
                                            ----------------------
                                               2003        2002
                                            ----------  ----------
Computation of weighted average number
   of basic shares:
Basic:
   Common shares outstanding at
     beginning of the period                 5,479,514   5,468,864
   Weighted average number of shares
     issued during the period                       --      4,424
                                            ----------  ----------
Weighted average shares outstanding
     (basic)                                 5,479,514   5,473,288
                                            ==========  ==========

Net income (loss) available to stockholders: ($308,607) $2,157,448
                                            ==========  ==========

Basic earnings per share:                       ($0.06)      $0.39
                                            ==========  ==========
Diluted:
   Common shares outstanding at
     beginning of the period                 5,479,514   5,468,864
   Weighted average number of shares
     issued during the period                       --       4,424
   Weighted average of potential dilutive
     shares computed using the treasury
     stock method using the average market
     price during the period:
           Options (1)                              --      40,538
                                            ----------  ----------
Weighted average shares outstanding
     (diluted)                               5,479,514   5,513,826
                                            ==========  ==========

Net income (loss) available to stockholders: ($308,607) $2,157,448
                                            ==========  ==========

Diluted earnings per share:                     ($0.06)      $0.39
                                            ==========  ==========
(1) Some of the stock options have been excluded because they are antidilutive.

                       AG SERVICES OF AMERICA, INC.
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Financing and Going Concern Matters

Financing Agreements

The availability of lines of credit is essential to the Company's operations. The Company has arranged for customer financing for the 2003 crop year of up to $260 million compared to total 2002 crop year customer financing of approximately $465 million. The Company's primary credit facility is currently a $265 million revolving line of credit used to finance the 2003 crop year customers and older receivables, which expires in October 2004, and does not allow for the financing of 2004 or future crop years. This facility limited the amount of 2003 customer financing to $260 million.
In the event this facility is not refinanced by September 15, 2003, the agreement calls for a controlled wind down of the facility through October 2004. There can be no assurance the Company will be successful in securing financing for future periods and, if financing is secured, it may be on terms less favorable than current terms.

The Company is taking action in order to secure financing for future periods. As described below, the Company has entered into a securities purchase agreement with ASP/ASA, LLC, an indirect subsidiary of American Securities Capital Partners, L.P. (ASCP) whereby ASP/ASA, LLC has agreed to invest up to $70 million in convertible preferred stock in the Company, of which $35 million would be immediately available. The Company believes this transaction will assist in arranging for the needed financing. The securities purchase agreement is subject to certain conditions, including final due diligence and the replacement of long-term financing.
Finalization of this transaction is not assured.

In the event that the ASCP transaction does not close and alternative financing cannot be arranged, the Company may be left with limited options. Failure to obtain new financing would materially impair the Company's ability to continue operations under the normal course of business and could have a material adverse impact upon the Company.

Anticipated Equity Infusion

The Company entered into a securities purchase agreement during February 2003 with ASP/ASA, LLC, an indirect subsidiary of ASCP, a New York private-equity investment firm, under which ASP/ASA, LLC has agreed to invest up to $70 million in the Company in exchange for convertible preferred stock. The agreement contemplates that ASP/ASA, LLC will invest up to $70 million in three annual installments; the first investment of $35 million is subject, among other things, to satisfactory completion of due diligence and the Company arranging for long-term financing. The second and third payments are conditional upon the Company achieving certain economic thresholds. At this time, management does not believe it will meet these economic thresholds. ASP/ASA, LLC will have voting control of the Company after the initial funding.

The shareholders of the Company have approved the transaction, however, the parties are presently conducting final due diligence and working on a new long-term credit facility. If the transaction is consummated, current shareholders will incur substantial dilution. There can be no assurance at this time that this investment will be consummated. The Company is considering various alternatives in the event that the transaction is not completed.

Company Actions

In addition to the ASCP transaction, the Company has undertaken certain actions to continue operations at a reduced level of revenue. The Company has currently secured financing for approximately $260 million of 2003 crop year customer loan commitments. Because of the timing of these crop loans the Company will be operating at this reduced level for the 2003 crop year. Management believes that this level of activity will be adequate to sustain operations in this transition year.

The Company has also implemented a cost reduction program which will help to mitigate the effects of the reduced financing capabilities of the Company. Management believes that it will be able to regain some of the market share lost as a result of the inability to provide financing to customers for the 2003 year. Management also believes that with the cost reduction program that was implemented and the consummation of the ASCP capital investment, the Company will be able to obtain long-term financing without suffering irrecoverable losses due to the reduced lending capabilities. No assurance can be given that the Company will be successful in these efforts.

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three months ended May 31, 2003 and 2002. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period. Fiscal 2004 revenues and earnings were significantly impacted by the Company's limited financing capabilities. For Crop Year 2003, the Company is limited to $260 million of customer loan commitments compared to approximately $465 million of customer loan commitments granted for Crop Year 2002 which results in an approximate 45% reduction in volume.

                                               	     Percentage
	                                            of Net Revenues
                                                 ------------------
                                                 Three Months Ended
                                                       May 31,
                                                 ------------------
                                                   2003      2002
                                                 --------  --------
Net Revenues:
 Farm inputs                                        85.9%     87.4%
 Financing income                                   11.2%      8.4%
 Customer fees                                       2.4%      3.3%
 Other                                               0.5%      0.9%
                                                 --------  --------
                                                   100.0%    100.0%
                                                 --------  --------
Cost of Revenues:
 Farm inputs                                        79.4%     80.6%
 Financing expense                                   7.7%      4.5%
 Provision for doubtful notes                        7.3%      5.4%
                                                 --------  --------
                                                    94.4%     90.5%
                                                 --------  --------
Income before operating expenses
      and income taxes                               5.6%      9.5%

Operating expenses     	                             6.6%      4.8%
                                                 --------  --------

Income (loss) before income taxes                   (1.0%)     4.7%

Income taxes (benefit)                              (0.4%)     1.8%
                                                 ---------  -------

Net income (loss)                                   (0.6%)     2.9%
                                                 ========= ========


Net Revenues

Net revenues decreased $27.0 million or 36.0% during the three months ended May 31, 2003, compared with the three months ended May 31, 2002. The decrease in net revenues was primarily the result of the smaller credit facility available to the Company for 2003 customer loan commitments. Financing income as a percentage of net revenues increased to 11.2% for the three months ended May 31, 2003 from 8.4% for the three months ended
May 31, 2002.   Financing income overall decreased $0.9 million from the
prior year due to reduced customer loan commitments as described above.

In addition to financing income, net revenues primarily consist of the sale of farm inputs, which includes seed, agricultural chemicals and fertilizer. Customer fees primarily consist of program fees and insurance brokerage services. Net revenue for the years ended May 31, 2003 and 2002 are summarized below.

Net Revenue (Dollars in thousands)        May 31, 2003      May 31, 2002
                                        ----------------  ----------------

Seeds                                   $15,555   32.3%    $22,772  30.3%
Chemicals                                11,395   23.7%     19,212  25.5%
Fertilizer                               14,442   30.0%     23,816  31.7%
Financing income                          5,398   11.2%      6,316   8.4%
Customer fees                             1,169    2.4%      2,485   3.3%
Other income                                208    0.4%        644   0.8%
                                      -----------------  ----------------
   Net Revenue                          $48,167  100.0%    $75,245 100.0%
                                      =================  ================


Cost of Revenues

The total cost of revenues was 94.4% of net revenues for the three months ended May 31, 2003, as compared to 90.5% for the three months ended May 31, 2002. The gross margin on the sale of farm inputs decreased slightly to 7.6% for the three months ended May 31, 2003 from 7.8% for the three months ended May 31, 2002 as a result of lower margins on seed and fertilizer sales. Gross margin on financing income decreased to 3.5% of net revenues for the first quarter of Fiscal 2004 as compared to 3.9% for the same period one year ago. This decrease was the result of several factors. The Company's average receivable portfolio decreased in size by approximately 12% compared to the prior year. Increased costs of approximately $1.2 million connected to the Company's 2003 credit facility also reduced financing income. Offsetting these decreases was a 23 basis point increase in the portfolio yield on the Company's portfolio. The provision for doubtful notes increased to 7.3% of net revenues for the three months ended
May 31, 2003 as compared to 5.4% of net revenues for the three months ended May 31, 2002. The Company made an unexpected provision to its allowance for doubtful accounts of $1.5 million during the three months ended
May 31, 2003. The adjustment to the allowance was a result of the Company's strategy to reduce its volume in its western region where the agricultural industry has been impacted economically by low commodity prices and declining real estate values.

Operating Expenses

Operating expenses increased to 6.6% of net revenues for the three months ended May 31, 2003, as compared to 4.8% for the three months ended
May 31, 2002. The increase in operating expenses as a percentage of net revenues is the result of a 36.0% decline in net revenues of the Company during the three months ended May 31, 2003 compared to the three months ended May 31, 2002. The decrease in the dollar amount of operating expenses is primarily attributed to the reduction in manpower expenses in the three months ended May 31, 2003. The Company implemented several cost cutting measures which most significantly was the reduction of its workforce by nearly 30% in May 2003 in response to a smaller customer portfolio for the 2003 crop year. Payroll and payroll related expenses decreased to $2.1 million for the three months ended May 31, 2003 from $2.6 million for the three months ended May 31, 2002.

Net Income

Net income decreased $2.5 million to a loss of $0.3 million for the three months ended May 31, 2003 from $2.2 million net income for the three months ended May 31, 2002. The decrease in net income is primarily attributable to the lower level of customer volume for the 2003 crop year and the unexpected provision for doubtful notes made during the three months ended May 31, 2003.

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

Inflation

The Company does not believe the Company's net revenues and net income were significantly impacted by inflation or changing prices in Fiscal 2003 or the first three months of Fiscal 2004.

Seasonality

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following tables show the Company's quarterly net revenues and net income for Fiscal 2003 and the first quarter of Fiscal 2004. This information is derived from unaudited consolidated financial statements, which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.

                		          Fiscal 2004 Quarter Ended
                      May 31      August 31    November 30   February 29
                   -----------   -----------   -----------   -----------
                                   (Dollars in thousands)
Net revenues          $48,167

Net income (loss)       ($309)


                                  Fiscal 2003 Quarter Ended
                      May 31      August 31    November 30   February 28
                   -----------   -----------   -----------   -----------
                                   (Dollars in thousands)
Net revenues           $75,245      $80,138       $18,466       $24,017

Net income              $2,157       $2,502        $1,354         ($115)



Liquidity and Capital Resources

At May 31, 2003 the Company had working capital of $22.1 million, an increase of $4.0 million since February 28, 2003. The components of this net increase, since February 28, 2003, were $4.0 million increase resulting from operating activities, consisting of approximately ($0.3) million in net loss, $63.8 million increase in customer notes receivable, $60.4 million decrease in notes payable, $11.9 million decrease in outstanding checks in excess of bank balances, $11.6 million increase in accounts payable and the remainder from a net change in other working capital.

The Company negotiated a $200 million revolving line of credit for the 2003 Crop Year that was originally set to expire in December 2003. The terms of the agreement allow for two variable interest rate alternatives based on LIBOR or prime (current effective rates range from 3.8125% to 5.50% at May 31, 2003). The total amount outstanding under the revolving line of credit at May 31, 2003 was $141.2 million. At May 31, 2003 the Company had a maximum amount available under the line of credit of approximately
$1.6 million based on a borrowing base computation provided by the agreement. Subsequent to the end of the first quarter this agreement was amended.

The Company's $65 million revolving line of credit facility was set to expire on June 30, 2003. This facility also did not allow for the financing of 2003 Crop Year receivables. Additional terms of the agreement allow a variable interest rate based on prime (current effective rate is 7.25% at May 31, 2003). The total outstanding under this facility at May 31, 2003
was $60.3 million.    At May 31, 2003 the Company had a maximum amount
available under the line of credit of approximately $4.7 million based on a borrowing base computation provided by the agreement. Subsequent to the end of the first quarter this agreement was amended.

Subsequent to the end of the first quarter the Company amended and combined its $200 million revolving line of credit with the $65 million revolving line of credit into one $265 million credit facility. This amended credit facility has been extended until October 2004 and allows for up to $260 million of 2003 Crop Year financing. In the event this facility is not refinanced by September 15, 2003, the agreement calls for a controlled wind down of the facility through October 2004. This agreement will accrue interest at prime plus 50 basis points (current effective rate would have been 4.75% at May 31, 2003).

The Company has negotiated amendments to its asset backed securitized financing program to extend the due date to September 2003. This program is currently in a wind down phase, which calls for an orderly collection of the notes receivable and pay down of the outstanding borrowings. Ag Acceptance pledges its interest in these notes receivable to a commercial paper market conduit entity which incurs interest at variable rates in the commercial paper market (current effective rate is approximately 1.41% at May 31, 2003) and the remaining portion is a term note with interest at a variable cost of LIBOR plus 50 basis points (current effective rate is 1.90% at May 31, 2003). The total outstanding under the asset backed securitized financing program at May 31, 2003 was approximately $17.6 million. Subsequent to the end of the first quarter the Company repaid this facility in its entirety.

All of the above borrowings are collateralized by substantially all assets of the Company. The agreements as discussed above contain various restrictive covenants, including, among others, restrictions on mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, loans to stockholders, and requirements that the Company maintain certain levels of equity and pretax earnings. These restrictions are in effect unless written consent is obtained.

In June 2002, the Company negotiated a credit facility with a financial institution whereby the Company participates certain customer notes receivable to this institution effective through January 2004. Advances and repayments under this credit agreement are based on and collateralized by the performance of these customer notes receivable. This agreement accrues interest based on the variable interest rates of the underlying customer notes receivables ranging from prime to 2.5% over prime (current effective rates range from 4.5% to 6.75% at May 31, 2003). At May 31, 2003 the Company had $7.0 million outstanding under the agreement. In April 2003, the Company negotiated an additional $17 million credit facility with another financial institution to participate certain other customer notes receivable through January 2004. This agreement accrues interest at prime less 75 basis points (current effective rate is 3.5% at May 31, 2003). At May 31, 2003 the Company had $9.2 million outstanding under the agreement.

The Company has a credit agreement whereby the Company may borrow up to $3.8 million, with a declining balance provision, on a revolving line of credit through April 2022. This credit agreement was used to finance the Company's corporate headquarters at a fixed interest rate of 5.74% through November 2006. At May 31, 2003, the Company had $2.8 million outstanding under the credit agreement. The agreement also contains various restrictive financial covenants.

In February 2002, three executive officers of the Company, who are also the original founders of the Company, loaned an aggregate of $4.4 million to the Company. The due date has been extended to October 2004. The Company makes monthly interest payments to these officers at a variable interest rate of 0.5% below the prime rate (current effective rate is 3.75% at May 31, 2003). These notes are collateralized by a second mortgage on the Company's corporate headquarters.

The Company maintains an interest-rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company's specific goal is to lower (where possible) the cost of its borrowed funds.

In July 2000, the Company entered into an interest rate swap agreement with an original notional amount of $30 million. The current notional amount of $22.5 million decreases by $7.5 million annually in each July 2003, 2004 and 2005. The swap is utilized to manage interest rate exposures and is designated as a cash flow hedge. The swap agreement is a variable receive/fixed pay swap, which expires in July 2005 and has the effect of converting the interest rate paid on the notional amount of the Company's variable rate debt to a fixed rate of 9.78%.
The differential to be paid or received on the swap agreement is recognized and accrued over the life of the agreement as other comprehensive income based on the remaining outstanding notional amount or changes in interest rates. Included in other comprehensive income at May 31, 2003 is a loss of approximately $1.0 million. The difference between the Company's actual variable interest expense and 9.78% on the notional amount for the next twelve months is reclassified from other comprehensive income and recognized as interest expense.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At May 31, 2003 the Company had $244.1 million outstanding in notes payable
at an average variable interest rate of 5.34%.    The Company has an
interest rate swap that effectively converts $22.5 million of this variable rate debt to a fixed rate instrument. After considering the effect of this swap, the Company has floating rate debt of $217.2 million at a variable interest rate of 4.87%. A 10% increase in the average variable interest rate would increase interest expense by approximately 49 basis points. Assuming similar average outstanding borrowings as Fiscal 2003 of $331 million, this would increase the Company's interest expense by approximately $1.6 million.

The above sensitivity analysis is to provide information about the Company's potential market risks as they pertain to an adverse change in interest rates. The above analysis excludes the positive impact that increased interest rates would have on financing income as approximately 95% of the Company's notes receivable are variable rate notes.

ITEM 4.  CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chairman of the Board (Principal Financial and Accounting Officer), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chairman of the Board concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                          AG SERVICES OF AMERICA, INC.
                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual meeting of Stockholders on July 14, 2003. Proxies for such a meeting were solicited pursuant to regulation 14A under Securities Exchange Act of 1934, as amended.

                                                Votes     Votes     Votes
Proposal                                       in Favor  Withheld Abstaining
----------------------------------------------------------------------------
Approval of Securities Purchase Agreement     2,716,204   509,197    11,498
Re-election of Directors
    Kevin D. Schipper                         2,757,833   200,599   278,367
    Ervin Mellema                             2,657,748   300,684   278,367
Election of five new directors (effective
    upon the first closing of the
    sale of securities to ASCP)
    Jonathan E. Baum                          2,720,027   238,605   278,367
    Michael G. Fisch                          2,630,207   328,425   278,367
    Glenn B. Kaufman                          2,580,228   378,404   278,367
    Douglas A. Monticciolo                    2,721,027   237,605   278,367
    Marc L. Saiontz                           2,581,228   377,404   278,367
Removal of first paragraph of Article VII
    of our amended and restated Articles
    of Incorporation   (effective upon the
    first closing of the sale of securities
    to ASCP)                                  2,851,886   367,872    17,241
Ratify appointment of McGladrey & Pullen,
    LLP as independent auditors               4,767,095   247,022     3,358


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             No exhibits were filed during the period covered by this report.

         (b) Reports on Form 8-K

             A Form 8-K was filed by the Company on July 3, 2003 disclosing Ag Services' press release regarding first quarter results for Fiscal 2004.

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

Date: July 15, 2003

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

Date:  July 15, 2003	       /s/ Kevin D. Schipper
                               -------------------------
                               Kevin D. Schipper
                               Chief Executive Officer

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


Date:  July 15, 2003	       /s/ Gaylen D. Miller
                               -------------------------
                               Gaylen D. Miller
                               Chairman of the Board
                               (Principal Accounting and Financial Officer)

            FOURTH AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT

          This FOURTH AMENDMENT (this "Amendment"), dated as of
June 13, 2003, is among AG SERVICES OF AMERICA, INC., an Iowa corporation (the "Borrower"), various Lenders, and COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A., "RABOBANK NEDERLAND", NEW YORK BRANCH, as agent
(in such capacity, the "Agent") for the Lenders.

                              RECITALS

          The parties described above are parties to an Amended and Restated Credit Agreement dated as of December 11, 2002 and amended as of February 25, 2003, March 28, 2003, and April 15, 2003 (as so amended, the "Original Agreement").

          The Borrower has requested an emergency increase in its credit availability pending its completion of a plan to address the imminent maturity of the B Loans, and the Required Lenders have agreed to accommodate such request on the terms and subject to the conditions set forth in this Amendment.

          The Borrower also has asked for a brief extension of the maturity of the B Loans (and related time periods in the Original Agreement) in order to provide additional time to work on alternative arrangements. The Required Lenders have agreed to that request as well, on the terms and subject to the conditions set forth in this Amendment.

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

                              ARTICLE II
                              AMENDMENTS

          2.1  Date Amendments.  Section 5.10 of the Original Agreement,
Section 7.01(p) of the Original Agreement, and the definitions of "Applicable Margin", "Eligible Advance" and "Termination Date" in Section 1.1 of the Original Agreement are hereby amended by deleting all references therein to the date "June 15, 2003" and inserting in their place the date
"June 30, 2003".

          2.2 Amendment to Borrowing Base A Definition. The definition of "Borrowing Base A" in Section 1.1 of the Original Agreement is hereby amended by deleting the existing advance rate of "82.5%" contained in the first line of such definition and replacing the same with an advance rate of "85.0%."

                              ARTICLE III
                         CONDITIONS PRECEDENT

          3.1 Conditions to Effectiveness of this Amendment. This Amendment shall become effective when the Agent shall have received the following:

               (a) This Amendment, duly executed by the Borrower and each continuing Lender;

               (b) A payment in immediately available funds, for the pro rata account of the A Lenders, of an increase fee of $200,000 in consideration of their agreement in Section 2.2 above;

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

               (e) Payment of all fees of counsel to the Agent invoiced as of the date of this Amendment, and payment of the out-of-pocket expenses (other than legal fees and expenses) incurred and invoiced by Rabobank in connection with its advisory and fairness opinion services to the Borrower; and

               (f) An amendment to Section 9.01(x) of the Indenture to change the date reference therein to a date not sooner than June 30, 2003.

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

                                       AG SERVICES OF AMERICA, INC.

                                       By:
                                          ---------------------------------

                                       Name:
                                            -------------------------------
                                       Title:
                                             ------------------------------


                                       COOPERATIEVE CENTRALE
                                       RAIFFEISEN-BOERENLEENBANK B.A.,
                                       "RABOBANK NEDERLAND", NEW YORK BRANCH,

                                       individually and as Agent

                                       By:
                                          ---------------------------------
                                       Title:
                                             ------------------------------

                                       By:
                                          ---------------------------------
                                       Title:
                                            -------------------------------


                  [Signature Page One of Two to Fourth Amendment]

                                       U.S. BANK NATIONAL ASSOCIATION

                                       By:
                                          ---------------------------------

                                       Title:
                                             ------------------------------


                [Signature Page Two of Two to Fourth Amendment]

             FIFTH AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT

          This FIFTH AMENDMENT (this "Amendment"), dated as of June 26, 2003, is among AG SERVICES OF AMERICA, INC., an Iowa corporation (the "Borrower"), various Lenders, and COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A., "RABOBANK NEDERLAND", NEW YORK BRANCH, as agent (in such capacity, the "Agent") for the Lenders.

                                 RECITALS

          The parties described above are parties to an Amended and Restated Credit Agreement dated as of December 11, 2002 and amended as of February 25, 2003, March 28, 2003, April 15, 2003 and June 13, 2003
(as so amended, the "Original Agreement").

          The Borrower has requested an extension of the maturity, a corresponding extension of the revolving commitments and a pricing reduction with respect to the Loans under the Original Agreement and the Required Lenders have agreed to accommodate such requests on the terms and subject to the conditions set forth in this Amendment.

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

                               ARTICLE II
                               AMENDMENTS

          2.1  Amendments to Definitions.

          (a) Section 1.1 of the Original Agreement is hereby amended by deleting the following definitions: "Aggregate Primary Facility A Commitment Amount", "Aggregate Secondary Facility A Commitment Amount", "Average Total Indebtedness to Average Consolidated Tangible Net Worth", "2003 Credit Factor Concentration Limit Excess", "Eligible Inventory", "Obligor Concentration Limit Excess", "Primary Facility A Commitment Amount", "Primary Facility Percentage", "Secondary Facility A Commitment Amount" and "Secondary Facility A Percentage".

          (b) Certain definitions set forth in Section 1.1 of the Original Agreement are hereby amended as follows:

          "Eligible Advance": Clause (j) of the definition of "Eligible Advance" is amended to substitute the date "October 31, 2004" for the date "June 30, 2003".

          "Eligible 2003 Advance": Clause (b) of the definition of "Eligible 2003 Advance" is amended to read in its entirety:
          "[reserved];".

          "Required Lenders":  Is amended by deleting the proviso thereto.

          (c) Section 1.1 of the Original Agreement is hereby amended to amend in their entirety (or add, as the case may be) the following definitions in their appropriate alphabetical position:

               "'Advance': With respect to a Facility, any portion of the outstanding Loans with respect to such Facility as to which a particular interest rate option and, if pertinent, an Interest Period is applicable. On and after the date of the Fifth Amendment, an Advance may only be a Base Rate Advance."

               "'American Securities Transaction': the sale by the Borrower to ASP/ASA of the Borrower's stock pursuant to the terms of a Securities Purchase Agreement dated as of February 24, 2003 between the Borrower and ASP/ASA, as the same shall be amended, supplemented or otherwise modified from time to time.

               "'Applicable Margin': The margin specified in the table below relating to the applicable Advance type and Loan type.


 Loan Type     Eurodollar Rate Advances            Base Rate Advances
-----------  ----------------------------   -----------------------------------
A Loan        3.1875% from the date of       0.50% from the date of the
              the Fifth Amendment to and     Fifth Amendment to and
              including July 6, 2003         including September 15, 2003,
              (for the existing Interest     and, if the Loans have not been
              Periods ending on July 7,      repaid in full on or prior to
              2003) or 2.625% from the       September 15, 2003, the Applicable
              date of the Fifth Amendment    Margin shall be 1.50% on and after
              to and including July 15,      September 16, 2003
              2003 (for the existing
              Interest Periods ending
              on July 16, 2003), as the
              case may be
-----------  ----------------------------   -----------------------------------
B Loan        Not Applicable                 0.50% from the date of the
                                             Fifth Amendment to and
                                             including September 15, 2003, and
                                             if the Loans have not been repaid
                                             in full on or prior to September 15,
                                             2003, the Applicable Margin shall
                                             be 1.50% on and after September 16,
                                             2003
-----------  ----------------------------   -----------------------------------

               "'Arrangement Fee': shall have the meaning given in Section 2.9(d)."

               "'ASP/ASA': ASP/ASA, LLC, a Delaware limited liability company."

               "'Borrowing Base A': An amount equal to (i) from the date of the Fifth Amendment to and including December 31, 2003, 82.5%,
          (ii) from January 1, 2004 to and including April 30 2004, 75%,
          (iii) from May 1, 2004 to and including July 31, 2004, 40%, and
          (iv) from August 1, 2004 and thereafter, 30%, of the sum of:

                    (a) the aggregate Principal Balance plus accrued interest of all Eligible 2003 Advances made in respect of 2003 Secured Loans; and

                    (b) the aggregate Principal Balance plus accrued interest of all Eligible 2003 Advances made in respect of 2003 Unsecured Loans (up to a combined limit of $15,000,000)."

               "'Borrowing Base B': An amount equal to the sum of:

                    (a) with respect to Eligible Advances in respect of 2002 Loans not also constituting Intermediate Loans, the sum of the aggregate Principal Balance thereof plus accrued interest thereon multiplied by (i) from the date of the Fifth Amendment to and including December 31, 2003, 75%, (ii) from
               January 1, 2004 to and including April 30, 2004, 50%, and
               (iii) from May 1, 2004 and thereafter, 30%;

                    (b) with respect to Eligible Advances in respect of 2001 Loans not also constituting Intermediate Loans, the sum of the aggregate Principal Balance thereof plus accrued interest thereon multiplied by (i) from the date of the Fifth Amendment to and including December 31, 2003, 50%, (ii) from
               January 1, 2004 to and including April 30, 2004, 40%,
               (iii) from May 1, 2004 to and including July 31, 2004, 20%, and (iv) from August 1, 2004 and thereafter, 0%;

                    (c) with respect to Eligible Advances in respect of Intermediate Loans, the sum of the aggregate Principal Balance thereof plus accrued interest thereon multiplied by (i) from the date of the Fifth Amendment to and including
               December 31, 2003, 50%, (ii) from January 1, 2004 to and including April 30, 2004, 40%, (iii) from May 1, 2004 and thereafter, 0%;

                    (In each of (a) through (c) above, the Principal Balances
               and accrued interest described therein shall be determined as if calculated on a pro forma basis and as if the terms "Advance" and "Loan" in the Indenture included both the loans owned by Ag Acceptance and the loans owned by the Borrower)

                    plus

                    (d) before September 15, 2003, 100% of the Borrower's cash and investments of the type described in subsections
               (a)-(c) of Section 6.5 (to the extent pledged to the Agent for the benefit of the Secured Parties and held by one of the Lenders acting as a collateral agent in a manner and pursuant to documentation satisfactory to the Agent); provided, however, that the Borrower may only include such cash and investments in Borrowing Base B to the extent that the Borrower is unable to make payments on the B Loan-related Obligations without causing an Event of Default to occur under Section 9.01(v) of the Indenture;

                    plus

                    (e) before September 15, 2003, 100% of the cash balances and "Eligible Investments" (as defined in the Indenture) owned by Ag Acceptance;

                    less

                    (f)  the sum of the total liabilities of Ag Acceptance.

               "'Facility A Commitment Amount': With respect to a Lender, the amount set forth as such Lender's Facility A Commitment Amount opposite such Lender's name on the signature pages to the Fifth Amendment, as the same may be reduced from time to time pursuant to Section 2.8 or Section 9.6; provided, however, that a Lender's Facility A Commitment Amount shall be reduced to the extent necessary to ensure that the sum of such Lender's Facility A Commitment Amount, such Lender's Facility B Commitment Amount and such Lender's Liquidity Commitment does not exceed the aggregate amounts set forth for the particular Lenders below:

                    Rabobank:  $215,000,000

                    U.S. Bank:  $50,000,000."

               "'Facility A Percentage': With respect to any Lender, the percentage equivalent of a fraction, the numerator of which is such Lender's Facility A Commitment Amount and the denominator of which is the Aggregate Facility A Commitment Amount (or if there are no remaining Facility A Commitments, such Lender's share of the Total Facility A Outstandings)."

               "'Facility A Unused Commitment': With respect to any Lender as of any date, the amount by which such Lender's Facility A Commitment Amount exceeds such Lender's Facility A Percentage of the Total Facility A Outstandings on such date."

               "'Facility B Commitment Amount': With respect to a Lender, the amount set forth as such Lender's Facility B Commitment Amount opposite such Lender's name on the signature pages to the Fifth Amendment, as the same may be reduced from time to time pursuant to Section 2.8 or Section 9.6."

               "'Fifth Amendment': means the Fifth Amendment to Amended and Restated Credit Agreement dated as of June 26, 2003 among the Borrower, the Agent and the Lenders."

               "'Intermediate Loan': shall have the meaning specified in the Indenture."

               "'2001 Loan': A Loan (as defined in the Indenture) made to an Obligor to produce a crop during the calendar 2001 (or earlier) growing season."

               "'2002 Loan': A Loan (as defined in the Indenture) made to an Obligor to produce a crop during the calendar 2002 growing season."

               "'2004 Loan' A Loan (as defined in the Indenture) made to an Obligor to produce a crop during any growing season after the calendar 2003 growing season."

               "'Obligor Risk Participations':  Participations in Loans
          (as defined in the Indenture) (a) not held by Ag Acceptance,
          (b) not constituting "Subject Loans" under the Intercreditor Agreement, (c) not included in either Borrowing Base A or Borrowing Base B, (d) for which the Obligor thereon is not an Obligor on or guarantor of any other Loan in either Borrowing Base A or Borrowing Base B, (e) in which participations have not been sold by the Borrower to Ag Acceptance or another Affiliate of the Borrower and
          (f) which the Borrower has certified to the Agent (prior to the effectiveness of such participations) as (i) being of comparable or lesser credit quality, (ii) being of comparable or longer maturity and (iii) in the case of participations entered into after the Fifth Amendment, having an equal or greater advance rate as compared to the advance rate included in Borrowing Base A or Borrowing Base B, as the case may be, and in all cases not selected in a manner that is adverse to the interests of the Lenders."

               "'Termination Date': With respect to (i) Facility A, the earliest of (a) October 31, 2004, (b) the date on which the Facility A Commitments are terminated pursuant to Section 7.2, or
          (c) the date on which the Facility A Commitment Amounts are reduced to zero pursuant to Section 2.8, and (ii) Facility B, the earliest of (a) October 31, 2004, (b) the date on which the Facility B Commitments are terminated pursuant to Section 7.2, or (c) the date on which the Facility B Commitments are reduced to zero pursuant to Section 2.8."

          2.2  Amendment to Section 2.1(a) of the Original Agreement:
Section 2.1(a) of the Original Agreement is amended to read in its entirety as follows:

               "(a) A Loans. Each Lender with a Facility A Commitment Amount set forth opposite its signature to the Fifth Amendment agrees, severally and for itself alone, to make revolving loans (each, an "A Loan" and, collectively, the "A Loans") to the Borrower from time to time on any Business Day from the Restatement Date to the Termination Date applicable to Facility A, during which period the Borrower may borrow, repay and reborrow in accordance with the provisions hereof, provided, however, that no A Loan will be made in any amount which, after giving effect thereto, would cause (i) the Total Facility A Outstandings to exceed the Aggregate Facility A Commitment Amount, (ii) such Lender's share of the Total Facility A Outstandings to exceed such Lender's Facility A Percentage, or (iii) the Total Facility A Outstandings to exceed Borrowing Base A. A Loans hereunder shall be made by the several Lenders ratably in accordance with their respective Facility A Percentages. A Loans may be obtained and maintained solely as Base Rate Advances."

          2.3  Amendment to Section 2.2(a) of the Original Agreement:
Section 2.2(a) of the Original Agreement is hereby amended to read in its entirety as follows:

               "(a) Procedure for Disbursements. Any request by the Borrower for Loans hereunder shall be in writing or by telephone and must be given by the Borrower so as to be received by the Agent not later than 10:00 a.m. (New York time) on the requested Loan date. Each request for Loans hereunder shall be irrevocable and shall be deemed a representation by the Borrower that on the requested Loan date and, after giving effect to the requested
          Loans, the applicable conditions specified in Article III have been and will be satisfied. Each request for Loans hereunder shall specify (i) the requested Loan date, (ii) the aggregate amount of any A Loans to be made on such date and (iii) the aggregate amount of B Loans to be made on such date, which Loans (whether A Loans or B Loans) shall be in a minimum amount of either $1,000,000 or, if more, an integral multiple of $250,000 or integral multiples thereof. The Agent may rely on any telephone request for Loans hereunder by the Borrower which it believes in good faith to be genuine; and the Borrower hereby waives the right to dispute the Agent's record of the terms of such telephone request. Promptly upon receipt of such notice
          (but in no event later than 11:00 a.m., New York City time on the Business Day of receipt of such notice), the Agent shall advise each Lender of the proposed Advances. At or before 1:30 p.m., New York City time, on the date of the requested
          Loans, each Lender shall provide the Agent, at the Agent's principal office in New York City, with Immediately Available Funds covering such Lender's (i) Facility A Percentage of any requested A Loan(s) and (ii) Facility B Percentage of any requested B Loan(s).
          Subject to satisfaction of the conditions precedent set forth in

          Article III, the Agent shall transfer to the Borrower all funds received from the Lenders in respect of the relevant Loans prior to 2:30 p.m., New York City time, on the date that the Borrower requested that such Loans be disbursed."

          2.4  Amendment to Section 2.4 of the Original Agreement:  Section
2.4 of the Original Agreement is amended in its entirety to read as follows:

               "Section 2.4 Conversions and Continuations. Notwithstanding anything to the contrary anywhere else in this Agreement, from and after the date of the Fifth Amendment all Loans shall be obtained and maintained solely as Base Rate Advances and may not be converted into Eurodollar Rate Advances. Any and all Eurodollar Rate Advances outstanding immediately prior to the date of the Fifth Amendment shall be converted into Base Rate Advances on the last day of the Interest Period then applicable thereto."

          2.5  Amendment to Section 2.5(c) of the Original Agreement:
Section 2.5(c) of the Original Agreement is amended in its entirety to read as follows:

               "(c) From and after the occurrence of an Event of Default and continuing thereafter until such Event of Default shall be remedied to the written satisfaction of the Agent and the Required Lenders, the outstanding principal balance of each Loan and any other amount then due and payable but remaining unpaid shall bear interest, until paid in full, at a rate of interest one and one half percent (1.5%) higher than the rate otherwise applicable to the outstanding Loans."

          2.6  Amendment to Section 2.7(a)(iii) of the Original Agreement.
Section 2.7(iii) of the Original Agreement is hereby deleted.

          2.7  Amendment to Section 2.8 of the Original Agreement.
Section 2.8 of the Original Agreement is amended in its entirety to read as follows:

          "Section 2.8  Reduction or Termination of Commitments.

                    (i) Facility A Commitment Amounts. The Borrower may, at any time, upon not less than five Business Days prior written notice to the Agent, reduce the Facility A Commitment Amounts, ratably, with any such reduction in a minimum aggregate amount for all the Lenders of $100,000, or, if more, in an integral multiple of $100,000; provided, however, that the Borrower may not at any time reduce the Aggregate Facility A Commitment Amount below the Total Facility A Outstandings. The foregoing reductions are independent of any reductions required by the proviso in the definition of Facility A Commitment Amount.
               The Borrower may at any time terminate the Facility A Commitments in their entirety. Upon termination of the Facility A Commitments pursuant to this Section 2.8, the Borrower shall pay to the Agent for the account of the Lenders the full amount of all outstanding Advances of A

               Loans, all accrued and unpaid interest thereon, all unpaid Facility A Commitment Fees accrued to the date of such termination, any indemnities payable with respect to Advances pursuant to Sections 2.14, 2.15, 2.16, and 2.17 and all other unpaid Obligations of the Borrower hereunder in respect of A Loans.

                    (ii) Facility B Commitment Amounts. The Borrower may, at any time, upon not less than five Business Days prior written notice to the Agent, reduce the Facility B Commitment Amounts, ratably, with any such reduction in a minimum aggregate amount for all the Lenders of $100,000, or, if more, in an integral multiple of $100,000; provided, however, that the Borrower may not at any time reduce the Aggregate
               Facility B Commitment Amount below the Total Facility B Outstandings. The Borrower may at any time terminate the Facility B Commitments in their entirety. Upon termination of the Facility B Commitments pursuant to this Section 2.8, the Borrower shall pay to the Agent for the account of the Lenders the full amount of all outstanding Advances of B Loans, all accrued and unpaid interest thereon, all unpaid Facility B Commitment Fees accrued to the date of such termination, any indemnities payable with respect to Advances pursuant to Sections 2.14, 2.15, 2.16, and 2.17 and all other unpaid Obligations of the Borrower hereunder in respect of B Loans.

                    (iii) Reallocation of Amounts. Upon the Borrower's written request, the Aggregate Facility A Commitment Amount and the Aggregate Facility B Commitment Amount (and the corresponding underlying Loans) may be reallocated so long as (A) no Default or Event of Default shall have occurred and then be continuing, (B) the sum of such commitment amounts does not exceed $265,000,000, (C) the Borrower would be in compliance with both Borrowing Base A and Borrowing Base B immediately after such reallocation and (D) the Borrower executes and delivers to the Agent replacement A Notes and B Notes reflecting such reallocation."

          2.8  Amendment to Section 2.9 of the Original Agreement:
Section 2.9 of the Original Agreement is amended by adding the following new Section 2.9(d):

                    "(d)  Arrangement Fee.  The Borrower shall pay the
               following fees (collectively, the "Arrangement Fees") to the Agent in Immediately Available Funds for the pro rata account of the Lenders:

                          (i)  if the Borrower has not paid all of the
                    Obligations in full in Immediately Available Funds prior to 1:00 p.m. (New York time) on September 15, 2003, or any of the Commitments remain outstanding on September 15, 2003, a fee in the amount of 1.00% of the sum of the Aggregate Facility A Commitment Amount and the Aggregate Facility B Commitment Amount (in each case as measured on the date of the Fifth Amendment), payable prior to the close of business on September 15, 2003, and

                          (ii) if the Borrower has not paid all of the Obligations in full in Immediately Available Funds prior to 1:00 p.m. (New York time) on October 31, 2004, or any of the Commitments remain outstanding on October 31, 2004, a fee in the amount of 0.60% of the sum of the Aggregate Facility A Commitment Amount and the Aggregate Facility
                    B Commitment Amount (in each case as measured on the date of the Fifth Amendment), payable prior to the close of business on October 31, 2004.

              The parties hereto acknowledge that the foregoing fees shall be payable in lieu of, and shall replace, the deferred fees referenced in the Fee Letter."

          2.9  Amendment to Section 5.3 of the Original Agreement.

          (a) Subsection (a) of Section 5.3 of the Original Agreement is hereby amended by deleting the phrase "'unqualified opinion' (as that term is used and generally understood in the accounting profession)" and inserting in its place the word "opinion".

          (b) Subsections (c) and (k) of Section 5.3 of the Original Agreement are hereby amended, and new subsections (m), (n) and (o) of
Section 5.3 are hereby added to the Original Agreement, to read in their entirety as follows:

               "(c) on a weekly basis, a Borrowing Base Certificate in form and substance satisfactory to the Agent;

               (k)  [reserved];

               (m) on a weekly basis, six-week future cash flow projections for the Borrower and its Subsidiaries;

               (n) bi-weekly starting September 1, 2003, an update on the status of relationships with any Obligor that involves any Obligor Note classified as "substandard" or below under the Borrower's classification system as in effect on the date of the Fifth Amendment for each such relationship where the applicable Obligor owes $1,500,000 or more to the Borrower or Ag Acceptance;

               (o) as soon as available, but no less frequently than once a month, any report received from any third party sales agent marketing Intermediate Loans for the Borrower pursuant to
          Section 5.14; and

               (p) on a monthly basis, a report in reasonable detail concerning transactions of the type referenced in Section 6.26 including measurements against the limits specified in such Section."

          2.10.  Addition of Section 5.6 to the Original Agreement.  Section
5.6 of the Original Agreement is hereby amended to read in its entirety as follows:

               "Section 5.6 Books and Records; Inspections and Examinations. Keep accurate books of record and account for itself in accordance with GAAP and, upon request of the Agent or any Lender (but subject to the frequency limitations below), will give any representative of the Agent or any Lender access during normal business hours to, and permit such representative to examine, copy or make extracts from, any and all such books, records and documents in its possession, to conduct audits of the Borrower's loan portfolio, Borrowing Base A, Borrowing Base B (including property owned by
          Ag Acceptance) and Collateral, to inspect any of its properties and to discuss its financial condition with its principal officers, all at such times and as often as it may reasonably request; provided, that, so long as no Default or Event of Default has occurred and is continuing, only one such visit may occur (with both Lenders visiting at the same time) before September 15, 2003. The Agent shall provide notice to the Borrower of its scheduled visits and the Borrower shall use its best efforts to inform all Lenders of such visits; provided, that, the Borrower's failure to do so shall not constitute an Event of Default hereunder. Without limiting the foregoing, the Borrower acknowledges that the Agent intends to conduct, at the Borrower's cost, field audits of the Borrower, its Subsidiaries and the components of Borrowing Base A and Borrowing Base B on a regular basis after September 15, 2003. The Borrower agrees to permit and cooperate with (and to cause its Subsidiaries to permit and cooperate with) each such audit. The Borrower further agrees that, after September 15, 2003, the Agent may hire, at the Borrower's cost, one or more consultants to advise the Agent and the Lenders in connection with the liquidation of the Company's and Ag Acceptance's portfolios."

          2.11  Amendment to Section 5.10 of the Original Agreement:
Section 5.10 of the Original Agreement is amended in its entirety to read as follows:

               "Section 5.10 Post-Closing Matters. Deliver or cause to be delivered, no later than July 18, 2003, documents, in form and substance satisfactory to the Agent, granting the Agent, for the benefit of the Secured Parties, a third mortgage Lien on the Headquarters."

          2.12  Amendment to Section 5.12 of the Original Agreement:
Section 5.12 of the Original Agreement is amended by adding the following sentence at the end of such Section:

               "Notwithstanding anything to the contrary in this Section 5.12, the Borrower will not and will not permit any of its existing Subsidiaries to (i) create any additional Subsidiary (other than a special-purpose Subsidiary which may be created in anticipation of a securitization transaction to accompany the American Securities Transaction, so long as such Subsidiary does not conduct any actual business and is not capitalized) or (ii) designate any Subsidiary as an Unrestricted Subsidiary, and each of Powerfarm and Ag

          Acceptance shall remain Restricted Subsidiaries for all purposes of this Agreement and shall not be designated Unrestricted Subsidiaries."

          2.13  Addition of Section 5.13 to the Original Agreement.
Section 5.13 is hereby added to the Original Agreement to read in its entirety as follows:

               "Section 5.13. Payment of Outstanding Securitization Amount. Upon request of the Agent, to use Loan proceeds hereunder to permit Ag Acceptance's obligations under the Securitization Documents to be satisfied and paid in full (excepting any surviving contingent payment obligations such as indemnities). Furthermore, upon such satisfaction and payment (whether financed through Loans hereunder, through the continued amortization of Ag Acceptance's portfolio, or otherwise), the Borrower shall:

                    (a) concurrently cause Ag Acceptance (i) to execute and deliver to the Agent a Subsidiary Guaranty and Subsidiary Security Agreement, each dated as of the date on which such Securitization Document obligations were satisfied, and
               (ii) within 10 days thereafter, to either (A) declare and pay a dividend to the Borrower, or (B) return capital to the Borrower, which dividend or return of capital shall be comprised of all Loans (as defined in the Indenture) that are not then (1) the subject of bankruptcy or other insolvency proceedings relating to the related Obligor, or (2) the subject of litigation between Ag Acceptance and any related Obligor; and

                    (b)  depending upon the Agent's request, promptly either

                         (i) enter into (and cause Ag Acceptance to enter into) an amendment to this Agreement in form and substance satisfactory to the Agent and the Lenders, including, without limitation, such security and other provisions as shall be required by the Agent and the Lenders to assure
                    (A) a first priority security interest in favor of the Agent for the benefit of the Lenders in and to all Loans (as defined in the Indenture), (B) an appropriate and proportional advance rate for Advances to be made to Ag Acceptance consistent with the Borrowing Base methodology currently employed in this Agreement, and (C) cross-guaranties between the Borrower and Ag Acceptance satisfactory to the Agent and the Lenders; or

                         (ii) cause Ag Acceptance to enter into a separate credit agreement substantially on the terms contained in this Agreement, including, without limitation, such security and other provisions as shall be required by the Agent and the Lenders to assure (A) a first priority security interest in favor of the Agent for the benefit of the Lenders in and to all Loans (as defined in the Indenture), (B) an appropriate and proportional advance rate for advances to be made to Ag Acceptance consistent with the Borrowing Base methodology currently employed in this Agreement, and (C) cross-defaults between this

                    Agreement and such credit agreement and cross-guaranties between Ag Acceptance and the Borrower satisfactory to the Agent and the Lenders"

          2.14.  Addition of Section 5.14 to the Original Agreement.
Section 5.14 is hereby added to the Original Agreement to read in its entirety as follows:

               "Section 5.14. Orderly Liquidation; Marketing Intermediate Loans. If the Obligations have not been paid in full on or before September 15, 2003, (a) begin, in good faith and with reasonable commercial diligence, an orderly liquidation of the Borrower's and Ag Acceptance's portfolios and (b) begin, not later than October 1, 2003, to market the Intermediate Loans in good faith and with reasonable commercial diligence through a third party sales agent reasonably acceptable to the Agent and the Lenders (which the Company agrees to engage on or before October 1, 2003)."

          2.15  Amendment to Section 6.10 of the Original Agreement.
Section 6.10 of the Original Agreement is hereby amended in its entirety to read as follows:

               "Section 6.10. Subsidiaries and Affiliates. Form, acquire, organize, establish or incorporate any new Subsidiary (other than a special -purpose Subsidiary which may be created in anticipation of a securitization transaction to accompany the American Securities Transaction, so long as such Subsidiary does not conduct any actual business and is not capitalized)."

          2.16  Amendment to Section 6.13 of the Original Agreement:
Section 6.13 of the Original Agreement is amended in its entirety to read as follows:

               "Section 6.13 Total Indebtedness to Consolidated Tangible Net Worth Ratio. Fail to achieve, as of the end of any Fiscal Quarter, a Total Indebtedness to Consolidated Tangible Net Worth Ratio for the four-Fiscal Quarter period then ended of less than or equal to (a) 3.55 to 1.00 for the Fiscal Quarter ending
          May 31, 2003, or (b) 3.70 to 1.00 for each Fiscal Quarter ending during any period commencing after May 31, 2003."

          2.17  Amendment to Section 6.14 of the Original Agreement:
Section 6.14 of the Original Agreement is hereby amended in its entirety to read as follows:

               "Section 6.14  [INTENTIONALLY OMITTED]."

          2.18  Amendment to Section 6.24 of the Original Agreement:
Section 6.24 of the Original Agreement is hereby amended in its entirety to read as follows:

               "Section 6.24. Obligor Risk Participations. Sell Obligor Risk Participations (a) in any "Subject Loans" (as defined in the Intercreditor Agreement), (b) relating to Loans other than 2003 Loans if the Borrower shall not have received the prior written consent of the Required Lenders and (before the

          Securitization Outstanding Amount is paid in full) MBIA
          Insurance Corporation, or (c) relating to 2003 Loans if
          (i) such Obligor Risk Participations are not sold on a non-recourse basis (provided, however, that the Borrower may sell Obligor Risk Participations on a full-recourse basis to Farm Credit Service members pursuant to a master contract and participation certificates in the form reviewed in advance and consented to by the Agent), (ii) after giving effect to the sale of such Obligor Risk Participation(s) the Financial Covenant specified in Section 6.13 would be violated on a pro forma basis, or (iii) such Obligor Risk Participations relate to Customer Loan outstandings or commitments in excess of $30,000,000 in the aggregate (provided, however, that this clause (iii) shall not apply to participations of the type described in the last sentence of this Section 6.24). The
          Agent and the Lenders agree that the Lien of the Borrower
          Security Agreement on any underlying Loan (as defined in the Indenture) that is the subject of an Obligor Risk Participation that is permitted hereunder shall be deemed to be released upon the Borrower's sale of the relevant Obligor Risk Participation. In addition to the foregoing restrictions, no Obligor Risk Participation shall be sold by the Borrower or any Subsidiary on or after the date of the Fifth Amendment unless (a) the advance rate received by the Borrower in respect thereof equals or exceeds the comparable advance rate under this Agreement with respect to the subject Loan, and (b) the proceeds of such Obligor Risk Participation are used by the Borrower to permanently reduce the Commitments under Section 2.8."

          2.19  Addition of Section 6.26 to the Original Agreement.
Section 6.26 is hereby added to the Original Agreement to read in its entirety as follows:

               "Section 6.26 Release of Collateral to Obligors, Protective Advances and Program Fee Extensions. Without the Agent's advance written consent, release any Customer Collateral or agree to any extensions of program fees otherwise payable by Obligors, except for releases or program fee extensions (a) that the Borrower is required to make or permit under the relevant credit documentation with the Obligor in effect on the date of the Fifth Amendment (such as when a Loan (as defined in the Indenture) is repaid) or (b) that the Borrower reasonably determines (as the lender or as the servicer for Ag Acceptance) to be necessary to protect the Borrower's or Ag Acceptance's interest in Customer Collateral posted by such Obligor (such as releases to pay for senior rents, operating expenses that relate solely to harvesting Customer Collateral, storage and transportation expenses that relate to Customer Collateral, or the payment of senior Liens (other than Liens of the type referenced in the next sentence) that otherwise would prime the Borrower's or Ag Acceptance's Liens on the relevant Customer Collateral). Furthermore, without the Agent's advance written consent, the Borrower shall not (and shall not permit Ag Acceptance to) acquire or otherwise pay amounts owed by Obligors to competing financiers that exceed (x) in aggregate the lesser of 25% of the principal balance of the relevant Loan (as defined in the Indenture) to such Obligor or $500,000 or
          (y) $7,500,000 measured on a cumulative basis for all such acquisitions or payments made after the date of the Fifth Amendment."

          2.20  Amendment to Section 7.1(p) of the Original Agreement.
Section 7.1(p) of the Original Agreement is hereby amended in its entirety to read as follows:

               "(p)  [INTENTIONALLY OMITTED]."

          2.21  Addition of Section 8.14 to the Original Agreement.
Section 8.14 is hereby added to the Original Agreement to read in its entirety as follows:

               "Section 8.14 Payments Among Lenders to Balance Outstandings. Each Lender shall cooperate with the Agent to cause a one-time adjustment to be made on the date of the Fifth Amendment in respect of each such Lender's share of Total Facility A Outstandings and Total Facility B Outstandings such that, on and after giving effect to such adjustments, each Lender's (a) share of Total Facility A Outstandings does not exceed its Facility A Commitment Amount nor its Facility A Percentage of Total Facility A Outstandings, and (b) share of Total Facility B Outstandings does not exceed its Facility B Commitment Amount nor its Facility B Percentage of Total Facility B Outstandings. Such adjustment shall be independent of any other allocative provision of this Agreement, including, without limitation Sections 8.10A and 8.10B."

                               ARTICLE III
                           CONDITIONS PRECEDENT

          3.1 Conditions to Effectiveness of this Amendment. This Amendment shall become effective when the Agent shall have received the following:

               (a) This Amendment, duly executed by the Borrower and each Lender;

               (b) The Acknowledgment of Guarantor attached to this Amendment, duly executed by Powerfarm;

               (c) A payment in Immediately Available Funds, for the pro rata account of the Lenders, of an amendment fee of 0.075% of the sum of the Aggregate Facility A Commitment Amount and the Aggregate Facility B Commitment Amount (in each case as such commitment amounts are constituted after giving effect to this Amendment), such fee to be fully earned on and as of the date hereof;

               (d) Certificates indicating that (i) the execution, delivery and performance of this Amendment and the performance of the Original Agreement as amended hereby have each been duly authorized by all necessary company action on behalf of the Borrower, including resolutions of the Borrower's board of directors, and (ii) the Certificate of Incorporation and the by-laws of the Borrower which were certified and delivered to the Agent on the Closing Date continue in full force and effect and have not been amended or otherwise modified except as set forth in the certificate to be delivered, certified as of the date of this Amendment by the Secretary or an Assistant
          Secretary of the Borrower;

               (e) Incumbency certificates showing the names and bearing the signatures of the officers of the Borrower authorized to execute this Amendment and the other Loan Documents, certified as of the date of this Amendment by the Secretary or an Assistant Secretary of the Borrower;

               (f) An opinion, satisfactory to the Required Lenders in form and substance, of Linda Kobliska, Esquire addressed to the Agent and the Required Lenders and dated as of the date of this Amendment;

               (g) A payment of the Agent's invoiced legal expenses and a payment of $90,000 toward Rabobank's legal and accounting fees, costs and expenses (both as Agent and as adviser) invoiced as of the date of this Amendment;

               (h) Amendments to the Management Group Indebtedness to change the maturity date thereof to a date not sooner than the earlier of
          (i) November 15, 2004 and (ii) the date on which the American Securities Transaction is consummated; and

               (i) A new A Note and a new B Note in favor of each Lender in the amount of such Lender's revised Facility A Commitment Amount and Facility B Commitment Amount, respectively, made and given in substitution for and replacement of, but not payment of, the Borrower's existing A Note and B Note.

                               ARTICLE IV
                    REPRESENTATIONS AND WARRANTIES

          4.1 Representations and Warranties. To induce the Required Lenders to enter into this Amendment, the Borrower hereby represents and warrants to the Required Lenders as follows:

               (a) The Borrower's execution, delivery and performance of this Amendment and the replacement Notes referenced in
          Section 3.1(i) above, and the Borrower's performance of the Original Agreement as amended by this Amendment, have been duly authorized by all necessary corporate or other organizational action, and do not and will not (i) contravene the terms of any of the Borrower's organizational documents; (ii) conflict with or result in any breach or contravention of, or the creation of any Lien under, any contractual obligation to which the Borrower is a party or any order, injunction, writ or decree of any Governmental Body to which the Borrower, any of its Subsidiaries, or any of their respective properties is subject; or (iii) violate any law, rule or regulation.

               (b) This Amendment, the Original Agreement (as amended by this Amendment), the replacement Notes referenced in Section 3.1(i) above, and the other Loan Documents are the legal, valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms, except as enforcement may be limited by applicable bankruptcy, insolvency, moratorium and other laws applicable to creditors' rights generally and by general principles of equity.

               (c) No action, suit or proceeding is pending or, to the Borrower's knowledge, threatened against the Borrower or any of its Subsidiaries that could have a material adverse effect on the business, operations, property, assets or condition, financial or otherwise, of the Borrower or any of its Subsidiaries.

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

          5.3 Release. In consideration of the maturity extensions, extended revolving commitments, pricing reductions and other financial accommodations embodied in this Amendment, the Borrower and Powerfarm, by their respective signatures (or countersignature to the Acknowledgement of Guarantor) below, hereby absolutely and unconditionally release and forever discharge Rabobank (individually and as the Agent), the Lenders and any and all of their respective members, parent companies, subsidiary companies, other Affiliates, insurers, indemnitors, successors and assigns, together with all of their respective present and former directors, officers, agents and employees from any and all claims, demands or causes of action of any kind, nature or description, whether arising in law or equity or upon contract or tort or under any state or federal law or otherwise, which either the Borrower or Powerfarm has had, now has or has made claim to have against any such party for or by reason of any act, omission, matter, cause or thing whatsoever arising out of
(a) the Original Agreement or any other Loan Document, (b) the Securitization Documents, (c) Rabobank's role as or obligations in connection with its role as financial advisor to the Borrower and/or Powerfarm (whether under or arising out of the terms of the letter from Rabobank to the Borrower dated May 9, 2002, as amended, or otherwise), or (d) any other relationship between the Borrower and/or Powerfarm on the one hand and any one or more of Rabobank (individually or as Agent) and/or any other Lender on the other hand, in each case from the beginning of time to and including the date of the Fifth Amendment, whether such claims, demands and cause of action are matured or unmatured or known or unknown.

          5.4 Merger and Integration, Superseding Effect. This Amendment, together with the Original Agreement as amended by this Amendment, from and after the date hereof, embodies the entire agreement and understanding between the parties hereto and supersedes and has merged into it all prior oral and written agreements on the same subjects by and between the parties hereto with the effect that the Original Agreement, as amended by this Amendment, shall control.

          5.5 Expenses. As provided in Section 9.2 of the Original Agreement, the Borrower agrees to pay all of the expenses, including reasonable attorney's fees and expenses, incurred by the Agent in connection with this Amendment. The Borrower agrees to pay all future expenses, including reasonable attorney's fees and expenses, incurred by the Agent in connection enforcement of any of the Loan Documents, on a monthly basis. The Borrower also agrees to pay all expenses, including reasonable attorney's fees and expenses, incurred by the Agent in connection with any amendment to the Original Agreement as amended by this Amendment entered into to accomplish the purposes of Section 5.14 of the Original Agreement as amended by this Amendment (though the Agent and the Lenders agree that they will not charge any fee payable directly to the Agent or the Lenders in connection with any such amendment).

          5.6 Counterparts. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and either of the parties hereto may execute this Amendment by signing any such counterpart.

          5.7 Successors. This Amendment shall be binding upon the Borrower, Powerfarm, the Agent and the Lenders and their respective successors and assigns, and shall inure to the benefit of the Borrower, the Agent and the Lenders and the successors and assigns of the Borrower, the Agent and Lenders.

          5.8 Headings. The headings of various sections of this Amendment have been inserted for reference only and shall not be deemed to be a part of this Amendment.

          5.9 Governing Law. THE VALIDITY, CONSTRUCTION AND ENFORCEABILITY OF THIS AMENDMENT AND THE OTHER LOAN DOCUMENTS SHALL BE GOVERNED BY THE INTERNAL LAWS OF THE STATE OF NEW YORK, WITHOUT GIVING EFFECT TO CONFLICT
OF LAWS PRINCIPLES (OTHER THAN SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS LAW).

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


                                      AG SERVICES OF AMERICA, INC.

                                      By:
                                         ---------------------------------

                                      Name:
                                           -------------------------------

                                      Title:
                                            ------------------------------


Facility A Commitment Amount          COOPERATIEVE CENTRALE RAIFFEISEN-
$141,981,132                          BOERENLEENBANK B.A., "RABOBANK
                                      NEDERLAND", NEW YORK BRANCH,
Facility B Commitment Amount
$73,018,868

                                      individually and as Agent

                                      By:
                                         ---------------------------------
                                      Title:
                                            ------------------------------


                                      By:
                                         ---------------------------------
                                      Title:
                                            ------------------------------


             [Signature Page One of Two to Fifth Amendment]

Facility A Commitment Amount           U.S. BANK NATIONAL ASSOCIATION

$33,018,868                            By:
                                          --------------------------------
Facility B Commitment Amount           Title:
                                             -----------------------------
$16,981,132


            [Signature Page Two of Two to Fifth Amendment]

                    ACKNOWLEDGEMENT OF GUARANTOR

          Please refer to our Guaranty (the "Guaranty") and to our Security Agreement (the "Security Agreement") each dated as of August 31, 2000,
relating to Ag Services of America, Inc. (the "Borrower").   We have
previously acknowledged the Amended and Restated Credit Agreement dated as of December 11, 2003 and amended as of February 25, 2003, March 28, 2003, April 15, 2003 and June 15, 2003 (as so amended, the "Original Agreement" and, as amended by the Amendment referenced below, the "Credit Agreement") among the Borrower, various Lenders and Cooperatieve Centrale Raiffeisen - Boerenleenbank, B.A., "Rabobank Nederland", New York Branch (individually, "Rabobank"), as Agent for such Lenders (in such capacity, the "Agent"). We now acknowledge receipt of a copy of, and consent to the execution and delivery of, a Fifth Amendment to Amended and Restated Credit Agreement dated as of June 26, 2003 amending the terms of the Original Agreement (the "Amendment") and specifically consent to and agree to the release contained in Section 5.3 of the Amendment.


                                       POWERFARM, INC.

                                       By:
                                          --------------------------------

                                       Title:
                                             -----------------------------