Form 10-Q
period 2003-08-31
AG SERVICES OF AMERICA INC
filed 2003-10-14
CIK 875354

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, DC 20549

	FORM 10-Q

	(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended      August 31, 2003

	or

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

5,479,514 common shares were outstanding as of October 14, 2003.

                     	AG SERVICES OF AMERICA, INC.

                               	INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:
    Consolidated condensed balance sheets, August 31, 2003
       (unaudited) and February 28, 2003                                    1
    Unaudited consolidated condensed statements of income,
        three months and six months ended August 31, 2003 and 2002          2
    Unaudited consolidated condensed statements of cash flows,
        six months ended August 31, 2003 and 2002                           3
    Unaudited consolidated statement of stockholders' equity,
        six months ended August 31, 2003                                    4
    Notes to consolidated condensed financial statements
        (unaudited)                                                        5-12

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations                         13-19

  Item 3.  Quantitative and qualitative disclosures
    about market risk                                                       19

  Item 4.  Controls and procedures                                        19-20

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and reports on form 8-K:                                21

    (a)  Exhibits

         Exhibit 10.44 Sixth Amendment to the Amended and Restated
           Credit Agreement                                               22-30
         Exhibit 10.45 Seventh Amendment to the Amended and Restate
           Credit Agreement                                               31-39
         Exhibit 31.1 CEO Certification pursuant to Section 302 of the
           Sarbanes Oxley Act of 2002                                     40-41
         Exhibit 31.2 CEO Certification pursuant to Section 302 of the
           Sarbanes Oxley Act of 2002                                     42-43
         Exhibit 32.1 CEO Certification pursuant to Section 906 of the
           Sarbanes Oxley Act of 2002                                       44
         Exhibit 32.2 CEO Certification pursuant to Section 906 of the
           Sarbanes Oxley Act of 2002                                       45


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    AG SERVICES OF AMERICA, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in thousands)


                                                 August 31, February 28
   ASSETS                                          2003        2003*
                                                (Unaudited)
                                                 ---------- ----------
CURRENT ASSETS
   Cash                                                  $4        $8
   Customer notes receivable, less allowance
      for doubtful notes and reserve for
      discounts August 31, 2003 $14,019;
      February 28, 2003 $12,892                     284,601    209,732
   Inventory and other assets                         1,734      2,714
   Prepaid income taxes                                 768          -
   Foreclosed assets held for sale                    2,104      2,266
   Deferred income taxes, net                         5,308      5,524
                                                 ---------- ----------
                   Total current assets            $294,519   $220,244
                                                 ---------- ----------

LONG-TERM RECEIVABLES AND OTHER ASSETS
   Customer notes receivable, less allowance
      for doubtful notes August 31, 2003 $8,544;
      February 28, 2003 $5,208;                     $54,035    $53,418
   Deferred financing costs, less accumulated
      amortization August 31, 2003 $1,345;
      February 28, 2003 $2,090;                           -        367
   Deferred income taxes, net                         3,527      1,926
                                                 ---------- ----------
                                                    $57,562    $55,711
                                                 ---------- ----------
PROPERTY AND EQUIPMENT
   Land and building, less accumulated
      depreciation August 31, 2003 $224;
      February 28, 2003 $137                         $5,322     $5,387
   Equipment, less accumulated depreciation
      August 31, 2003 $2,004; February 28, 2003
      $2,087                                          1,052      1,326
                                                 ---------- ----------
                                                     $6,374     $6,713
                                                 ---------- ----------
                                                   $358,455   $282,668
                                                 ========== ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, including current maturities     $266,859   $180,872
   Outstanding checks in excess of
      bank balances                                      98     16,488
   Accounts payable                                  10,006      1,037
   Accrued expenses                                   3,036      3,584
   Income taxes payable                                   -        168
                                                ----------- ----------
                   Total current liabilities       $279,999   $202,149
                                                ----------- ----------

LONG-TERM LIABILITIES
   Notes payable, less current maturities            $2,723     $2,808
                                                ----------- ----------
STOCKHOLDERS' EQUITY
   Preferred stock, no par or stated value;
     authorized 10,000,000 shares, none issued           $-         $-
   Capital stock, common, no par or stated value;
     authorized 30,000,000 shares;
     issued 5,479,514 shares                         24,499     24,499
   Retained earnings                                 51,996     54,379
   Accumulated other comprehensive loss                 762      1,167
                                                ----------- ----------
                                                    $75,733    $77,711
                                                ----------- ----------
                                                   $358,455   $282,668
                                                =========== ==========
*Condensed from Audited Financial Statements.

See Notes to Consolidated Financial Statements.

                     AG SERVICES OF AMERICA, INC.
         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               Three and Six Months Ended August 31, 2003 and 2002
           (Dollars in Thousands, Except Per Share Amounts)

                                               Three Months Ended       Six Months Ended
                                                   August 31,              August 31,
                                             ----------------------  ----------------------
                                                2003        2002        2003        2002
                                             ----------  ----------  ----------  ----------

Net revenues:
   Farm inputs                                  $30,402     $70,001     $71,794    $135,801
   Financing income                               5,833       9,087      11,231      15,403
   Customer fees                                    289         514       1,458       3,000
   Other                                             63         536         271       1,179
                                             ----------  ----------  ----------  ----------
                                                $36,587     $80,138     $84,754    $155,383
                                             ----------  ----------  ----------  ----------
Cost of revenues:
   Farm inputs                                  $28,439     $64,603     $66,681    $125,239
   Financing expense                              3,943       4,467       7,674       7,849
   Provision for doubtful notes                   1,108       2,828       4,622       6,905
                                             ----------  ----------  ----------  ----------
                                                $33,490     $71,898     $78,977    $139,993
                                             ----------  ----------  ----------  ----------

       Gross margin                              $3,097      $8,240      $5,777     $15,390

Selling, general and administrative expenses      2,605       4,172       5,782       7,815
Terminated ASCP transaction costs                 3,838           -       3,838           -
                                             ----------  ----------  ----------  ----------
  Total operating expenses                        6,443       4,172       9,620       7,815
                                             ----------  ----------  ----------  ----------

      Income (loss) before income taxes         ($3,346)     $4,068     ($3,843)     $7,575

Income taxes (benefit)                           (1,272)      1,566      (1,460)      2,916
                                             ----------  ----------  ----------  ----------
      Net income (loss)                         ($2,074)     $2,502     ($2,383)     $4,659
                                             ==========  ==========  ==========  ==========

Earnings (loss) per share:
   Basic                                         ($0.38)      $0.46      ($0.43)      $0.85
                                             ==========  ==========  ==========  ==========
   Diluted                                       ($0.38)      $0.45      ($0.43)      $0.85
                                             ==========  ==========  ==========  ==========
Weighted average shares:
   Basic                                      5,479,514   5,476,961   5,479,514   5,475,125
                                             ==========  ==========  ==========  ==========
   Diluted                                    5,479,514   5,501,575   5,479,514   5,507,416
                                             ==========  ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

                      AG SERVICES OF AMERICA, INC.
         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Six Months Ended August 31, 2003 and 2002
                       (Dollars in Thousands)

                                                    2003       2002
                                                 ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                ($2,383)    $4,659
   Adjustments to reconcile net income to
      net cash (used in) operating activities:
      Depreciation                                      374        327
      Amortization                                      367        954
      Deferred income taxes                          (1,627)    (3,657)
      (Gain) on sale of equipment and
         foreclosed assets                             (102)         -
      Changes in assets and liabilities:
         (Increase) in customer notes receivable    (75,486)  (290,373)
         Decrease in inventory and other assets         980      3,331
         (Increase) decrease in prepaid and
            income taxes payable                       (936)     6,150
         Increase in accounts payable and
            accrued expenses                          8,421     16,702
                                                 ---------- ----------
      Net cash (used in) operating activities      ($70,392) ($261,907)
                                                 ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of equipment                      $22        $31
   (Purchases) of building and
      equipment                                         (52)    (1,174)
   Proceeds from sale of foreclosed
      assets held for sale                              963        296
   (Purchases) of foreclosed assets
      held for sale                                    (704)      (266)
                                                 ---------- ----------
      Net cash (used in) investing activities          $229    ($1,113)
                                                 ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term borrowings             $181,183   $328,008
   Principal payments on short-term borrowings      (94,549)   (59,068)
   Proceeds from long-term borrowings                     -      6,501
   Principal payments on long-term borrowings           (85)    (6,201)
   (Decrease) in excess of outstanding
     checks over bank balance                       (16,390)    (5,630)
   (Increase) in deferred financing costs                 -       (696)
   Proceeds from issuance of capital stock,
      net                                                 -         81
                                                 ---------- ----------
      Net cash provided by financing
         activities                                 $70,159   $262,995
                                                 ---------- ----------

          (Decrease) in cash                            ($4)      ($25)

CASH
   Beginning                                              8         42
                                                 ---------- ----------
   Ending                                                $4        $17
                                                 ========== ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                       $8,005     $5,654
      Income taxes                                   $1,103       $423


See Notes to Consolidated Financial Statements


                    AG SERVICES OF AMERICA, INC.
       UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Six Months Ended August 31, 2003
                       (Dollars in thousands)
                                 Capital Stock
                           --------------------------
                                                                      Accumulated
                                                                         Other
                              Shares                     Retained    Comprehensive               Comprehensive
                              Issued        Amount       Earnings    Income (loss)     Total     Income (loss)
                           ------------  ------------  ------------  ------------  ------------  ------------
Balance,
  February 28, 2003           5,479,514       $24,499       $54,379       ($1,167)      $77,711
  Comprehensive income (loss):
    Net income (loss)                 -             -        (2,383)            -        (2,383)      ($2,383)
    Other comprehensive
      income, net of tax              -             -             -           405           405           405
                                                                                                 ------------
  Total comprehensive loss                                                                            ($1,978)
                           ------------  ------------  ------------  ------------  ------------  ============
Balance, August 31, 2003      5,479,514       $24,499       $51,996         ($762)      $75,733
                           ============  ============  ============  ============  ============

See Notes to Consolidated Financial Statements

                     	AG SERVICES OF AMERICA, INC.
         	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            	(UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted. It is suggested these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 2003. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the six month period ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ending February 28, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of Ag Services of America, Inc. (the Company) and its wholly owned subsidiaries, Ag Acceptance Corporation and Powerfarm, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The Company formed Ag Acceptance Corporation, a wholly owned subsidiary, in conjunction with a prior credit facility.

In conjunction with the Company's e-commerce initiative, the Company created Powerfarm, Inc. a wholly owned subsidiary to operate and manage the Company's website Powerfarm.com.

Revenue Recognition

The Company recognizes revenue from the sales of farm inputs such as seed, fertilizer and agricultural chemicals upon delivery to the customers. Customer fees consist primarily of program fees and insurance brokerage services. Program fees are recognized at estimated realizable amounts as the services are performed. Insurance brokerage revenues, also classified as customer fees, are recognized generally on the effective date of the policies or on the billing date, whichever is later. During the three and six months ended August 31, 2003 and 2002, the percentage of net revenues attributable to the sale of seed, fertilizer, agricultural chemicals, financing income and customer fees was as follows:

                   Three Months Ended     Six Months Ended
                        August 31,           August 31,
                  --------------------  --------------------
                     2003       2002       2003       2002
                  ---------  ---------  ---------  ---------
Seed                  20.6%      27.6%      27.2%      28.9%
Chemicals             37.3%      38.5%      29.5%      32.2%
Fertilizer            25.2%      21.2%      27.9%      26.3%
Financing             15.9%      11.3%      13.3%       9.9%
Customer fees          0.8%       0.6%       1.7%       1.9%
Other                  0.2%       0.8%       0.4%       0.8%
                  ---------  ---------  ---------  ---------
Total                100.0%     100.0%     100.0%     100.0%
                  ---------  ---------  ---------  ---------

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

Had compensation cost for the Company's two stock based compensation plans been determined based on the grant date fair values of the awards (the method prescribed in SFAS No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:


                                 Three Months Ended     Six Months Ended
                                    August 31,           August 31,
                                --------------------  --------------------
                                   2003       2002       2003       2002
                                ---------  ---------  ---------  ---------
Net income (loss) as reported     ($2,074)    $2,502    ($2,383)    $4,659
Deduct: total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects          (73)       (85)      (146)      (171)
                                ---------  ---------  ---------  ---------
Pro forma net income (loss)       ($2,147)    $2,417    ($2,529)    $4,488
                                =========  =========  =========  =========

Basic earnings (loss) per share
   As reported                     ($0.38)     $0.46     ($0.43)     $0.85
   Pro forma                       ($0.39)     $0.44     ($0.46)     $0.82

Diluted earnings (loss) per share
   As reported                     ($0.38)     $0.45     ($0.43)     $0.85
   Pro forma                       ($0.39)     $0.44     ($0.46)     $0.81

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during the three and six months ended August 31, 2002: risk-free interest rate of 3.38%; expected lives of 7 years; price volatility of 39.8% and no expected dividends. No options were granted during the three and six months ended August 31, 2003.

Note 2.  Financing and Going Concern Matters

Financing Agreements

The availability of lines of credit is essential to the Company's operations. The Company has arranged for credit facilities to support 2003 crop year customer loans of up to $260 million compared to total 2002 crop year customer loans of approximately $465 million. The Company's primary credit facility is currently a $265 million revolving line of credit used to finance the 2003 crop year customers and older receivables, which expires in October 2004, and does not allow for the financing of 2004 or future crop years. This facility limited the amount of 2003 customer loans to $260 million. In the event this facility is not refinanced by October 31, 2003, the agreement calls for a wind down of the facility through October 2004, payment of $2.65 million in deferred fees and an increase in interest rate to 1.5% over prime. The Company is currently negotiating for a 2004 credit facility and pursuing other strategic alternatives. There can be no assurance the Company will be successful in securing financing for future periods and, if financing is secured, it may be on terms less favorable than current terms

Termination of ASCP Transaction

The Company entered into a securities purchase agreement during February 2003 with ASP/ASA, LLC, an indirect subsidiary of American Securities Capital Partners, L.P. (ASCP), a New York private-equity investment firm, under which ASP/ASA, LLC agreed to invest up to $70 million in the Company in exchange for convertible preferred stock. The agreement contemplated that ASP/ASA, LLC would invest up to $70 million in three annual installments;
the first investment of $35 million was subject to, among other things, satisfactory completion of due diligence and the Company arranging for long-term financing.

The shareholders of the Company approved the transaction, however, Ag Services chose to terminate the transaction on September 4, 2003. One condition to the closing of the Securities Purchase Agreement was that Ag Services obtain long-term financing on terms satisfactory to ASCP. Ag Services was unable to secure a credit facility in an amount and with terms satisfactory to ASCP in order to complete the transactions contemplated under the securities purchase agreement. As a result, on September 4, 2003, Ag Services terminated the securities purchase agreement with ASCP in accordance with its terms, so other options could be pursued.

The Company incurred costs totaling $3.8 million related to the ASCP transaction, which were charged to expense in the quarter ended
August 31, 2003. These costs included fees to ASCP and financial advisory, legal, consulting and accounting expenses.

Company Actions

The Company is actively seeking a credit facility to replace the existing credit facility and to finance 2004 crop year loans. It is likely that this will not be accomplished prior to October 31, 2003 (the due date of $2.65 million in deferred fees and an interest rate increase to 1.5% over prime), however, the Company is seeking an extension of its current financing facility to allow the Company to continue normal operations while it explores alternatives. In the event the Company is unsuccessful in these efforts, the Company's best option may be to liquidate. The current credit facility contains a provision which allows for the wind down of the credit facility through October 2004. The "wind down" provisions allow the Company to continue to use the revolving credit facility with declining advance rates beginning in January 2004.

The Company is also seeking other alternatives to liquidation, including seeking a credit facility that will allow operations to continue at a reduced rate and the sale of all or a portion of the Company.

Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis of accounting and do not reflect any adjustments that might result if the Company were unable to continue as a going concern.
The Company's current financing expires in October 2004 and the Company has been unable to secure financing for customers beyond the 2003 crop year.
In the event the Company is unable to obtain new financing, the Company would be forced to liquidate and discontinue operations.

The three preceding sections entitled "Financing Agreements," "Termination of ASCP Transaction," and "Company Actions" describe the financing structure and the actions the Company has taken and is planning to take to alleviate the situation. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3.  Pledged Assets and Related Debt

Total amounts outstanding under the following agreements are summarized below:

                                          As of         As of
                                        August 31,    February 28,
(Dollars in thousands)                     2003          2003
                                       ------------  ------------
$265 million revolving line of credit      $239,100      $110,600
Asset backed securitized financing
   program                                        -        52,386
Participations                               22,134        11,630
Building line of credit                       2,723         2,808
Loans from executive officers                 4,420         4,404
Interest rate swap                            1,205         1,852
                                       ------------  ------------
Total debt                                 $269,582      $183,680
                                       ============  ============

The Company originally negotiated a $200 million revolving line of credit for the 2003 Crop Year that was set to expire in December 2003. The terms of the agreement allowed for two variable interest rate alternatives based on LIBOR or prime. In addition, the Company had a $65 million revolving line of credit facility that was set to expire on June 30, 2003. This facility did not allow for the financing of 2003 Crop Year receivables. Additional terms of the agreement allowed a variable interest rate based on prime.

During June 2003, the Company amended and combined its $200 million revolving line of credit with the $65 million revolving line of credit into one $265 million credit facility. This amended credit facility has been extended until October 2004 and allows for up to $260 million of 2003 Crop Year financing. However, in the event this facility is not refinanced by October 31, 2003, the agreement calls for a wind down of the facility through October 2004. The total amount outstanding under the revolving line of credit at August 31, 2003 was $239.1 million. At August 31, 2003 the Company had an additional amount available under the line of credit of approximately $9.7 million based on a borrowing base computation provided by the agreement. This credit facility accrues interest at prime plus
50 basis points (current effective rate would have been 4.50% at August 31, 2003).

The above revolving line of credit is collateralized by substantially all assets of the Company. The agreement as discussed above contains various restrictive covenants, including, among others, restrictions on; mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, loans to stockholders, and requirements that the Company maintain certain levels of equity and earnings. These restrictions are in effect unless written consent is obtained. At August 31, 2003, the Company was in violation of one financial covenant which has been waived.

During July 2003, the Company fully repaid its obligations under its asset backed securitized financing program.

In June 2002, the Company negotiated a credit facility with a financial institution whereby the Company participates certain customer notes receivable to this institution effective through January 2004. Advances and repayments under this credit agreement are based on and collateralized by the performance of these customer notes receivable. This facility accrues interest based on the variable interest rates of the underlying customer notes receivables ranging from prime to 2.50% over prime (current effective rates range from 4.00% to 6.50% at August 31, 2003). At
August 31, 2003, the Company had $7.0 million outstanding under the agreement. In April 2003, the Company negotiated an additional $17 million credit facility with another financial institution to participate certain other customer notes receivable through January 2004. This facility accrues interest at prime less 75 basis points (current effective rate is 3.25% at August 31, 2003). At August 31, 2003 the Company had $15.1 million outstanding under this agreement.

The Company has a credit agreement whereby the Company may borrow up to $3.8 million, with a declining balance provision, on a revolving line of credit through April 2022. This credit agreement was used to finance the Company's corporate headquarters at a fixed interest rate of 5.74% through November 2006. At August 31, 2003, the Company had $2.7 million outstanding under the credit agreement. The agreement also contains various restrictive financial covenants.

In February 2002, three executive officers of the Company, who are also the original founders of the Company, loaned an aggregate of $4.4 million to the Company. The due dates have been extended to November 15, 2004. The Company makes monthly interest payments to these officers at a variable interest rate equal to the prime rate (current effective rate is 4.00% at August 31, 2003). These notes are collateralized by a second mortgage on the Company's corporate headquarters.

The Company maintains an interest-rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company's specific goal is to lower (where possible) the cost of its borrowed funds.

In July 2000, the Company entered into an interest rate swap agreement with an original notional amount of $30 million. The current notional amount of $15.0 million decreases by $7.5 million annually in July 2004 and 2005. The swap is utilized to manage interest rate exposures and is designated as a cash flow hedge. The swap agreement is a variable receive/fixed pay swap, which expires in July 2005 and has the effect of converting the interest rate paid on the notional amount of the Company's variable rate debt to a fixed rate of 9.78%. The differential to be paid or received on the swap agreement is recognized and accrued over the life of the agreement as other comprehensive income based on the remaining outstanding notional amount or changes in interest rates. Included in accumulated other comprehensive income at August 31, 2003 is a loss of approximately $0.8 million. The difference between the Company's actual variable interest expense and 9.78% on the notional amount for the next twelve months is reclassified from other comprehensive income and recognized as interest expense.

Note 4.  Commitments and Contingencies

Commitments

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying consolidated condensed financial statements. These include various commitments to extend credit to customers. At August 31, 2003 and February 28, 2003 the Company had approximately
$27 million and $101 million, respectively, in commitments to supply farm inputs. No material losses or liquidity demands are anticipated as a result of these commitments.

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

Guarantee

In the process of collecting a customer note receivable, the Company has guaranteed the first mortgage debt of a customer to a third party financial institution. Under the guarantee, the Company would be required to repay the debt of the customer under certain default conditions. The outstanding debt is collateralized by real estate, which could be liquidated to recover any amounts paid by the Company under the guarantee. The amount guaranteed by the Company at August 31, 2003 is approximately $2.3 million and expires once the mortgage is repaid in full.

Note 5.  Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the dilutive effect of stock options during the periods presented increase the weighted average number of shares.

Presented below is the computation of earnings per share for the periods indicated:


                                             Three Months Ended        Six Months Ended
                                                 August 31,               August 31,
                                            ----------------------  ----------------------
                                               2003        2002        2003        2002
                                            ----------  ----------  ----------  ----------
Computation of weighted average number
   of basic shares:
Basic:
   Common shares outstanding at
     beginning of the period                 5,479,514   5,476,864   5,479,514   5,468,864
   Weighted average number of shares
     issued during the period                        -          97           -       6,261
                                            ----------  ----------  ----------  ----------
Weighted average shares outstanding
     (basic)                                 5,479,514   5,476,961   5,479,514   5,475,125
                                            ==========  ==========  ==========  ==========

Net income (loss) available to
     stockholders:                         ($2,074,434) $2,501,922 ($2,383,041) $4,659,371
                                            ==========  ==========  ==========  ==========

Basic earnings (loss) per share:                ($0.38)      $0.46      ($0.43)      $0.85
                                            ==========  ==========  ==========  ==========
Diluted:
   Common shares outstanding at
     beginning of the period                 5,479,514   5,476,864   5,479,514   5,468,864
   Weighted average number of shares
     issued during the period                        -          97           -       6,261
   Weighted average of potential dilutive
     shares computed using the treasury
     stock method using the average market
     price during the period:
           Options (1)                               -      24,614           -      32,291
                                            ----------  ----------  ----------  ----------
Weighted average shares outstanding
     (diluted)                               5,479,514   5,501,575   5,479,514   5,507,416
                                            ==========  ==========  ==========  ==========

Net income (loss) available to
     stockholders:                         ($2,074,434) $2,501,922 ($2,383,041) $4,659,371
                                            ==========  ==========  ==========  ==========

Diluted earnings (loss) per share:              ($0.38)      $0.45      ($0.43)      $0.85
                                            ==========  ==========  ==========  ==========
(1) Some of the stock options have been excluded because they are antidilutive.

AG SERVICES OF AMERICA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	    FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Financing and Going Concern Matters

Financing Agreements

The availability of lines of credit is essential to the Company's operations. The Company has arranged for credit facilities to support 2003 crop year customer loans of up to $260 million compared to total 2002 crop year customer loans of approximately $465 million. The Company's primary credit facility is currently a $265 million revolving line of credit used to finance the 2003 crop year customers and older receivables, which expires in October 2004, and does not allow for the financing of 2004 or future crop years. This facility limited the amount of 2003 customer loans to $260 million. In the event this facility is not refinanced by October 31, 2003, the agreement calls for a wind down of the facility through October 2004, payment of $2.65 million in deferred fees and an increase in interest rate to 1.5% over prime. The Company is currently negotiating for a 2004 credit facility and pursuing other strategic alternatives. There can be no assurance the Company will be successful in securing financing for future periods and, if financing is secured, it may be on terms less favorable than current terms.

Termination of ASCP Transaction

The Company entered into a securities purchase agreement during February 2003 with ASP/ASA, LLC, an indirect subsidiary of American Securities Capital Partners, L.P. (ASCP), a New York private-equity investment firm, under which ASP/ASA, LLC agreed to invest up to $70 million in the Company in exchange for convertible preferred stock. The agreement contemplated that ASP/ASA, LLC would invest up to $70 million in three annual installments;
the first investment of $35 million was subject to, among other things, satisfactory completion of due diligence and the Company arranging for long-term financing.

The shareholders of the Company approved the transaction, however, Ag Services chose to terminate the transaction on September 4, 2003.
One condition to the closing of the Securities Purchase Agreement was that Ag Services obtain long-term financing on terms satisfactory to ASCP. Ag Services was unable to secure a credit facility in an amount and with terms satisfactory to ASCP in order to complete the transactions contemplated under the securities purchase agreement. As a result, on September 4, 2003, Ag Services terminated the securities purchase agreement with ASCP in accordance with its terms, so other options could be pursued.

The Company incurred costs totaling $3.8 million related to the ASCP transaction, which were charged to expense in the quarter ended
August 31, 2003. These costs included fees to ASCP and financial advisory, legal, consulting and accounting expenses.

Company Actions

The Company is actively seeking a credit facility to replace the existing credit facility and to finance 2004 crop year loans. It is likely that this will not be accomplished prior to October 31, 2003 (the due date of $2.65 million in deferred fees and an increase in interest rate to 1.5% over prime), however, the Company is seeking an extension of its current financing facility to allow the Company to continue normal operations while it explores alternatives. In the event the Company is unsuccessful in these efforts, the Company's best option may be to liquidate. The current credit facility contains a provision which allows for the wind down of the credit facility through October 2004. The "wind down" provisions allow the Company to continue to use the revolving credit facility with declining advance rates beginning in January 2004.

The Company is also seeking other alternatives to liquidation, including seeking a credit facility that will allow operations to continue at a reduced rate and the sale of all or a portion of the Company.

Results of Operations

The following table sets forth percentages of net revenues represented by the selected items in the unaudited condensed statements of income of the Company for the three and six months ended August 31, 2003 and 2002. In the opinion of management, all normal and recurring adjustments necessary for a fair statement of the results for such periods have been included. The operating results for any period are not necessarily indicative of results for any future period. Fiscal 2004 revenues and earnings were significantly impacted by the Company's limited financing capabilities and the termination of the ASCP transaction. For Crop Year 2003, the Company was limited to $260 million of customer loan commitments compared to approximately $465 million of customer loan commitments granted for Crop Year 2002 which results in an approximate 45% reduction in volume.

                                               	     Percentage          Percentage
	                                            of Net Revenues     of Net Revenues
                                                 ------------------  ------------------
                                                 Three Months Ended   Six Months Ended
                                                      August 31,          August 31,
                                                 ------------------  ------------------
                                                   2003      2002      2003      2002
                                                 --------  --------  --------  --------
Net Revenues:
 Farm inputs                                        83.1%     87.4%     84.7%     87.4%
 Financing income                                   15.9%     11.3%     13.3%      9.9%
 Customer fees                                       0.8%      0.6%      1.7%      1.9%
 Other                                               0.2%      0.7%      0.3%      0.8%
                                                 --------  --------  --------  --------
                                                   100.0%    100.0%    100.0%    100.0%
                                                 --------  --------  --------  --------
Cost of Revenues:
 Farm inputs                                        77.7%     80.6%     78.7%     80.6%
 Financing expense                                  10.8%      5.6%      9.1%      5.1%
 Provision for doubtful notes                        3.0%      3.5%      5.4%      4.4%
                                                 --------  --------  --------  --------
                                                    91.5%     89.7%     93.2%     90.1%
                                                 --------  --------  --------  --------

Gross margin                                         8.5%     10.3%      6.8%      9.9%


Selling, general and administrative expenses         7.1%      5.2%      6.8%      5.0%
Terminated ASCP transaction costs                   10.5%      0.0%      4.5%      0.0%
                                                 --------  --------  --------  --------
 Total operating expenses                           17.6%      5.2%     11.3%      5.0%

Income (loss) before income taxes                   (9.1%)     5.1%     (4.5%)     4.9%

Income taxes (benefit)                              (3.5%)     2.0%     (1.7%)     1.9%
                                                 --------  --------  --------  --------

Net income (loss)                                   (5.6%)     3.1%     (2.8%)     3.0%
                                                 ========  ========  ========  ========


Net Revenues

Net revenues decreased $43.6 million or 54.3% during the three months ended August 31, 2003, compared with the three months ended August 31, 2002. Net revenues decreased $70.6 million or 45.5% during the six months ended
August 31, 2003, compared with the six months ended August 31, 2002.
The decrease in net revenues was primarily the result of the smaller credit facility available to the Company for 2003 customer loan commitments. Financing income as a percentage of net revenues increased to 15.9% and 13.3% for the three and six months ended August 31, 2003 from 11.3% and 9.9% for
the three and six months ended August 31, 2002.   Financing income overall
decreased $3.3 million and $4.2 million from the prior year for the three and six months ended August 31, 2003 due to reduced customer loan commitments as described above.

In addition to financing income, net revenues primarily consist of the sale of farm inputs, which includes seed, agricultural chemicals and fertilizer. Customer fees primarily consist of program fees and insurance brokerage services. Net revenue for the three and six months ended August 31, 2003 and 2002 are summarized below.

Three Months Ended                     August 31, 2003    August 31, 2002
                                       ----------------  ----------------
Net Revenue (Dollars in thousands)
Seeds                                    $7,537   20.6%    $22,140  27.6%
Chemicals                                13,644   37.3%     30,841  38.5%
Fertilizer                                9,221   25.2%     17,020  21.2%
Financing income                          5,833   15.9%      9,087  11.3%
Customer fees                               289    0.8%        514   0.6%
Other income                                 63    0.2%        536   0.8%
                                      -----------------  ----------------
   Net Revenue                          $36,587  100.0%    $80,138 100.0%
                                      =================  ================


Six Months Ended                       August 31, 2003    August 31, 2002
                                       ----------------  ----------------
Net Revenue (Dollars in thousands)
Seeds                                   $23,093   27.2%    $44,913  28.9%
Chemicals                                25,039   29.5%     50,053  32.2%
Fertilizer                               23,662   27.9%     40,835  26.3%
Financing income                         11,231   13.3%     15,403   9.9%
Customer fees                             1,458    1.7%      3,000   1.9%
Other income                                271    0.4%      1,179   0.8%
                                      -----------------  ----------------
   Net Revenue                          $84,754  100.0%   $155,383 100.0%
                                      =================  ================

Cost of Revenues

The total cost of revenues was 91.5% and 93.2% of net revenues for the three and six months ended August 31, 2003, as compared to 89.7% and 90.1% for the three and six months ended August 31, 2002. The gross margin on the sale of farm inputs decreased slightly to 6.5% and 7.1% for the three and six months ended August 31, 2003 from 7.7% and 7.8% for the three and six months ended August 31, 2002 as a result of lower margins on seed and fertilizer sales. Gross margin from financing income decreased to 5.1% and 4.2% of net revenues for the three and six months ended August 31, 2003 as compared to 5.7% and 4.8% for the same period one year ago. This decrease was the result of several factors. The Company's average receivable portfolio decreased in size by approximately 23% compared to the prior year. Increased costs of approximately $2.8 million associated with the Company's 2003 credit facility also reduced financing income. Offsetting these decreases was a 49 basis point increase in the yield on the Company's portfolio. The provision for doubtful notes was 3.0% and 5.5% of net revenues for the three and six months ended August 31, 2003 as compared to 3.5% and 4.4% of net revenues for the three and six months ended August 31, 2002. The Company made an additional provision to its allowance for doubtful accounts of $1.5 million during the three months ended May 31, 2003. The adjustment to the allowance was a result of the Company's strategy in its western region where the agricultural industry has been impacted economically by low commodity prices and declining real estate values.

Operating Expenses

Operating expenses increased to 17.6% and 11.3% of net revenues for the three and six months ended August 31, 2003, as compared to 5.2% and 5.0% for the three and six months ended August 31, 2002. The increase in operating expenses as a percentage of net revenues is the result of a 54.3% and 45.5% decline in net revenues of the Company during the three and six months ended August 31, 2003 compared to the three and six months ended August 31, 2002. Also attributing to the increase in operating expenses as a percentage of net revenues during Fiscal 2004 was the addition of $3.8 million in expenses associated with the terminated ASCP transaction. Partially offsetting these increases was the reduction in manpower expenses during the three and six months ended August 31, 2003. The Company implemented several cost cutting measures of which most significantly was the reduction of its workforce by nearly 30% in May 2003 in response to a smaller customer portfolio for the 2003 crop year. Payroll and payroll related expenses decreased to $1.7 and $3.8 million for the three and six months ended
August 31, 2003 from $3.0 and $5.5 million for the three and six months ended August 31, 2002.

Net Income

Net income decreased $4.6 million to a loss of $2.1 million for the three months ended August 31, 2003 from $2.5 million net income for the three months ended August 31, 2002 and decreased $7.0 million to a loss of $2.4 million for the six months ended August 31, 2003 from $4.7 million net income for the six months ended August 31, 2003. The decrease in net income is primarily attributable to the lower level of customer volume for the 2003 crop year, the additional provision for doubtful notes made during the first quarter, higher financing costs and the one-time charge for expenses related to the ASCP transaction.

Inflation

The Company does not believe the Company's net revenues and net income were significantly impacted by inflation or changing prices in Fiscal 2003 or the first six months of Fiscal 2004.

Seasonality

The Company's revenues and income are directly related to the growing cycle for crops. Accordingly, quarterly revenues and income vary during each fiscal year. The following tables show the Company's quarterly net revenues and net income for Fiscal 2003 and the first two quarters of Fiscal 2004. This information is derived from unaudited consolidated financial statements, which include, in the opinion of management, all normal and recurring adjustments which management consider necessary for a fair statement of results of those periods. The operating results for any quarter are not necessarily indicative of the results for any future period.


               		          Fiscal 2004 Quarter Ended
                      May 31      August 31    November 30   February 29
                   -----------   -----------   -----------   -----------
                                   (Dollars in thousands)
Net revenues           $48,167       $36,587

Net income (loss)        ($309)      ($2,074)


                                  Fiscal 2003 Quarter Ended
                      May 31      August 31    November 30   February 28
                   -----------   -----------   -----------   -----------
                                   (Dollars in thousands)
Net revenues           $75,245       $80,138       $18,466       $24,017

Net income              $2,157        $2,502        $1,354         ($115)


Liquidity and Capital Resources

At August 31, 2003 the Company had working capital of $14.5 million, a decrease of $3.6 million since February 28, 2003. The components of this net decrease, since February 28, 2003, were $3.6 million decrease resulting from operating activities, consisting of approximately $2.4 million in net loss, $74.9 million increase in customer notes receivable, $86.0 million increase in notes payable, $16.4 million decrease in outstanding checks in excess of bank balances, $9.0 million increase in accounts payable and the remainder from a net change in other working capital.

The Company originally negotiated a $200 million revolving line of credit for the 2003 Crop Year that was set to expire in December 2003. The terms of the agreement allowed for two variable interest rate alternatives based on LIBOR or prime. In addition, the Company had a $65 million revolving line of credit facility that was set to expire on June 30, 2003. This facility did not allow for the financing of 2003 Crop Year receivables. Additional terms of the agreement allowed a variable interest rate based on prime.

During June 2003, the Company amended and combined its $200 million revolving line of credit with the $65 million revolving line of credit into one $265 million credit facility. This amended credit facility has been extended until October 2004 and allows for up to $260 million of 2003 Crop Year financing. However, in the event this facility is not refinanced by October 31, 2003, the agreement calls for a wind down of the facility through October 2004. The total amount outstanding under the revolving line of credit at August 31, 2003 was $239.1 million. At August 31, 2003 the Company had an additional amount available under the line of credit of approximately $9.7 million based on a borrowing base computation provided by the agreement. This credit facility will accrues interest at prime plus
50 basis points (current effective rate would have been 4.50% at August 31, 2003).

The above revolving line of credit is collateralized by substantially all assets of the Company. The agreement as discussed above contains various restrictive covenants, including, among others, restrictions on; mergers, issuance of stock, declaration or payment of dividends, transactions with affiliates, loans to stockholders, and requirements that the Company maintain certain levels of equity and earnings. These restrictions are in effect unless written consent is obtained. At August 31, 2003, the Company was in violation of one financial covenant which has been waived.

During July 2003, the Company fully repaid its obligations under its asset backed securitized financing program.

In June 2002, the Company negotiated a credit facility with a financial institution whereby the Company participates certain customer notes receivable to this institution effective through January 2004. Advances and repayments under this credit agreement are based on and collateralized by the performance of these customer notes receivable. This facility accrues interest based on the variable interest rates of the underlying customer notes receivables ranging from prime to 2.50% over prime (current effective rates range from 4.00% to 6.50% at August 31, 2003). At
August 31, 2003, the Company had $7.0 million outstanding under the agreement. In April 2003, the Company negotiated an additional $17 million credit facility with another financial institution to participate certain other customer notes receivable through January 2004. This facility accrues interest at prime less 75 basis points (current effective rate is 3.25% at August 31, 2003). At August 31, 2003 the Company had $15.1 million outstanding under this agreement.

The Company has a credit agreement whereby the Company may borrow up to $3.8 million, with a declining balance provision, on a revolving line of credit through April 2022. This credit agreement was used to finance the Company's corporate headquarters at a fixed interest rate of 5.74% through November 2006. At August 31, 2003, the Company had $2.7 million outstanding under the credit agreement. The agreement also contains various restrictive financial covenants.

In February 2002, three executive officers of the Company, who are also the original founders of the Company, loaned an aggregate of $4.4 million to the Company. The due dates have been extended to November 15, 2004.
The Company makes monthly interest payments to these officers at a variable interest rate equal to the prime rate (current effective rate is 4.00% at August 31, 2003). These notes are collateralized by a second mortgage on the Company's corporate headquarters.

The Company maintains an interest-rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company's specific goal is to lower (where possible) the cost of its borrowed funds.

In July 2000, the Company entered into an interest rate swap agreement with an original notional amount of $30 million. The current notional amount of $15.0 million decreases by $7.5 million annually in July 2004 and 2005. The swap is utilized to manage interest rate exposures and is designated as a cash flow hedge. The swap agreement is a variable receive/fixed pay swap, which expires in July 2005 and has the effect of converting the interest rate paid on the notional amount of the Company's variable rate debt to a fixed rate of 9.78%. The differential to be paid or received on the swap agreement is recognized and accrued over the life of the agreement as other comprehensive income based on the remaining outstanding notional amount or changes in interest rates. Included in accumulated other comprehensive income at August 31, 2003 is a loss of approximately
$0.8 million. The difference between the Company's actual variable interest expense and 9.78% on the notional amount for the next twelve months is reclassified from other comprehensive income and recognized as interest expense.

"Safe Harbor" Statement under the Private Securities Litigation Reform
Act of 1995

Information contained in this report, other than historical information, should be considered forward looking, which reflect Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions within the agriculture industry; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; changes in weather conditions; changes in agricultural regulations; technological problems; unexpected changes in collateral values; ability to obtain long-term financing; unknown risks; and other risks detailed in the Company's Securities and Exchange Commission filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At August 31, 2003 the Company had $270.0 million outstanding in notes payable at an average variable interest rate of 5.46%. The Company has an interest rate swap that effectively converts $15.0 million of this variable rate debt to a fixed rate instrument. After considering the effect of this swap, the Company has floating rate debt of $250.7 million at an average variable interest rate of 5.08%. A 10% increase in the average variable interest rate would increase interest expense by approximately 51 basis points. Assuming similar average outstanding borrowings as Fiscal 2003 of $331 million, this would increase the Company's interest expense by approximately $1.7 million.

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

AG SERVICES OF AMERICA, INC.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FROM 8-K

(a) Exhibits

Exhibit 10.44  Sixth Amendment to the Amended and Restated Credit Agreement
Exhibit 10.45  Seventh Amendment to the Amended and Restated Credit Agreement
Exhibit  31.1   CEO Certification pursuant to Section 302 of the Sarbanes
                  Oxley Act of 2002
Exhibit  31.2  CFO Certification pursuant to Section 302 of the Sarbanes
                  Oxley Act of 2002
Exhibit  32.1  CEO Certification pursuant to Section 906 of the Sarbanes
                  Oxley Act of 2002
Exhibit  32.2  CFO Certification pursuant to Section 906 of the Sarbanes
                  Oxley Act of 2002


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

                                          AG SERVICES OF AMERICA, INC.
                                               (Registrant)

                                          /s/ Gaylen D. Miller
                                          ------------------------------
                                          Gaylen D. Miller
                                          Chairman of the Board
                                          (Principal Financial and
                                             Accounting Officer)

Date: October 14, 2003

EXHIBIT 10.44

        SIXTH AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT

     This SIXTH AMENDMENT (this "Amendment"), dated as of September 18, 2003, is among AG SERVICES OF AMERICA, INC., an Iowa corporation (the "Borrower"), various Lenders, and COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A., "RABOBANK NEDERLAND", NEW YORK BRANCH, as agent (in such capacity, the "Agent") for the Lenders.

                                RECITALS

     The parties described above are parties to an Amended and Restated Credit Agreement dated as of December 11, 2002, and amended as of February 25, 2003, March 28, 2003, April 15, 2003, June 13, 2003, and June 26, 2003 (as so amended, the "Original Agreement").

     The Borrower has requested that certain amendments be made with respect to the Original Agreement and the Required Lenders have agreed to accommodate such requests on the terms and subject to the conditions set forth in this Amendment.

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

                                 ARTICLE II
                                 AMENDMENTS

     2.1  Amendments to Definitions.

     (a) Section 1.1 of the Original Agreement is hereby amended to add or amend in their entirety the following definitions in their appropriate alphabetical positions:

          "'Applicable Margin': The margin specified in the table below relating to the applicable Advance type and Loan type.

Loan Type     Eurodollar Rate Advances          Base Rate Advances
---------     ------------------------     ----------------------------
A Loan         Not Applicable               0.50% from the date of the
                                            Fifth Amendment to and
                                            including October 15, 2003,
                                            and, if the Loans have not
                                            been repaid in full on or
                                            prior to October 15, 2003,
                                            the Applicable Margin shall
                                            be 1.50% on and after
                                            October 16, 2003
---------     ------------------------     ----------------------------
B Loan         Not Applicable               O.50% from the date of the
                                            Fifth Amendment to and
                                            including October 15, 2003,
                                            and, if the Loans have not
                                            been repaid in full on or
                                            prior to October 15, 2003,
                                            the Applicable Margin shall
                                            be 1.50% on and after
                                            October 16, 2003
---------     ------------------------     ----------------------------


          "'Sixth Amendment': means the Sixth Amendment to Amended and Restated Credit Agreement dated as of September 18, 2003, among the Borrower, the Agent and the Lenders."

     (b) Section 1.1 of the Original Agreement is hereby amended so that all references to "September 15, 2003" in clauses (d) and (e) of the definition of "Borrowing Base B" are replaced with references to "October 15, 2003."

     2.2 Amendment of Section 2.9(d) of the Original Agreement: Section 2.9(d) of the Original Agreement is hereby amended to read in its entirety as follows:

               "(d) Arrangement Fee. The Borrower shall pay the following fees (collectively, the "Arrangement Fees") to the Agent in Immediately Available Funds for the pro rata account of the Lenders:

                    (i) if the Borrower has not paid all of the Obligations
               in full in Immediately Available Funds prior to 1:00 p.m.
               (New York time) on October 15, 2003, or any of the Commitments remain outstanding on October 15, 2003, a fee in the amount of 1.00% of the sum of the Aggregate Facility A Commitment Amount and the Aggregate Facility B Commitment Amount (in each case as measured on the date of the Fifth Amendment), payable prior to the close of business on October 15, 2003, and

                    (ii) if the Borrower has not paid all of the Obligations
               in full in Immediately Available Funds prior to 1:00 p.m.
               (New York time) on October 31, 2004, or any of the Commitments remain outstanding on October 31, 2004, a fee in the amount of 0.60% of the sum of the Aggregate Facility A Commitment Amount and the Aggregate Facility B Commitment Amount (in each case as measured on the date of the Fifth Amendment), payable prior to the close of business on October 31, 2004.

          The parties hereto acknowledge that the foregoing fees shall be payable in lieu of, and shall replace, the deferred fees referenced in the Fee Letter."

     2.3 Amendment to Section 5.6 to the Original Agreement. All references to "September 15, 2003" in Section 5.6 of the Original Agreement are hereby amended to read "October 15, 2003."

     2.4 Amendment to Section 5.10 of the Original Agreement. All references to "July 18, 2003" in Section 5.10 of the Original Agreement are hereby amended to read "October 15, 2003."

     2.5 Amendment to Section 5.14 to the Original Agreement. Section 5.14 of the Original Agreement is hereby amended to read in its entirety as follows:

          "Section 5.14. Orderly Liquidation; Marketing Intermediate Loans. If the Obligations have not been paid in full on or before October 15, 2003, (a) begin, in good faith and with reasonable commercial diligence, an orderly liquidation of the Borrower's and Ag Acceptance's portfolios and (b) begin, not later than November 1, 2003, to market the Intermediate Loans in good faith and with reasonable commercial diligence through a third party sales agent reasonably acceptable to the Agent and the Lenders (which the Borrower agrees to engage on or before November 1, 2003)."

                               ARTICLE III
                                 WAIVER

     3.1  Waiver of Default.   The Borrower was in violation of Section 6.12
as of its Fiscal Quarter ended on or about August 31, 2003. Upon the effectiveness of this Amendment, the Lenders hereby waive such Event of Default. The foregoing waiver shall be effective only in this specific instance and for the special purpose for which it is given, and shall not be deemed to be a waiver of any other Default or Event of Default now existing or hereafter arising under the Original Agreement as amended hereby. Furthermore such waiver shall not entitle the Borrower to any other or further waiver in any similar or other circumstances.

                               ARTICLE IV
                          CONDITIONS PRECEDENT

     4.1 Conditions to Effectiveness of this Amendment. This Amendment shall become effective when the Agent shall have received the following:

          (a)  This Amendment, duly executed by the Borrower and each Lender;
     and
          (b) The Acknowledgment of Guarantor attached to this Amendment, duly executed by Powerfarm.

                               ARTICLE V
                    REPRESENTATIONS AND WARRANTIES

     5.1 Representations and Warranties. To induce the Required Lenders to enter into this Amendment, the Borrower hereby represents and warrants to the Required Lenders as follows:

          (a) The Borrower's execution, delivery and performance of this Amendment and the Borrower's performance of the Original Agreement (as amended by this Amendment), have been duly authorized by all necessary corporate or other organizational action, and do not and will not
     (i) contravene the terms of any of the Borrower's organizational documents; (ii) conflict with or result in any breach or contravention of, or the creation of any Lien under, any contractual obligation to which the Borrower is a party or any order, injunction, writ or decree of any Governmental Body to which the Borrower, any of its Subsidiaries, or any of their respective properties is subject; or (iii) violate any law, rule or regulation.

          (b) This Amendment, the Original Agreement (as amended by this Amendment), and the other Loan Documents are the legal, valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms, except as enforcement may be limited by applicable bankruptcy, insolvency, moratorium and other laws applicable to creditors' rights generally and by general principles of equity.

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

          (a) The Original Agreement, as hereby amended, and the other Loan Documents remain in full force and effect and are hereby ratified and confirmed (including, without limitation, the release effected by Section 5.3 of the Fifth Amendment).

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


                                        By:
                                           --------------------------
                                        Name:
                                             ------------------------
                                        Title:
                                              -----------------------


                                        COOPERATIEVE CENTRALE
                                        RAIFFEISEN-BOERENLEENBANK B.A.,
                                        "RABOBANK NEDERLAND", NEW YORK
                                        BRANCH,
                                        individually and as Agent


                                        By:
                                           --------------------------
                                        Title:
                                              -----------------------


                                        By:
                                           --------------------------
                                        Title:
                                              -----------------------

             [Signature Page One of Two to Sixth Amendment]

                                        U.S. BANK NATIONAL ASSOCIATION


                                        By:
                                           --------------------------
                                        Title:
                                              -----------------------

             [Signature Page Two of Two to Sixth Amendment]

                    ACKNOWLEDGEMENT OF GUARANTOR

     Please refer to our Guaranty (the "Guaranty") and to our Security Agreement (the "Security Agreement") each dated as of August 31, 2000,
relating to Ag Services of America, Inc. (the "Borrower").   We have
previously acknowledged the Amended and Restated Credit Agreement dated as of December 11, 2003 and amended as of February 25, 2003, March 28, 2003, April 15, 2003, June 15, 2003, and June 26, 2003 (as so amended, the
"Original Agreement" and, as amended by the Amendment referenced below, the "Credit Agreement") among the Borrower, various Lenders and Cooperatieve Centrale Raiffeisen - Boerenleenbank, B.A., "Rabobank Nederland", New York Branch (individually, "Rabobank"), as Agent for such Lenders (in such capacity, the "Agent"). We now acknowledge receipt of a copy of, and consent to the execution and delivery of, a Sixth Amendment to Amended and Restated Credit Agreement dated as of September 18, 2003 amending the terms of the Original Agreement (the "Amendment").

                                        POWERFARM, INC.

                                        By:
                                           --------------------------
                                        Title:
                                              -----------------------

EXHIBIT 10.45

       SEVENTH AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT

     This SEVENTH AMENDMENT (this "Amendment"), dated as of October 10, 2003, is among AG SERVICES OF AMERICA, INC., an Iowa corporation (the "Borrower"), various Lenders, and COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A., "RABOBANK NEDERLAND", NEW YORK BRANCH, as agent (in such capacity, the "Agent") for the Lenders.

                                RECITALS

     The parties described above are parties to an Amended and Restated Credit Agreement dated as of December 11, 2002, and amended as of February 25, 2003, March 28, 2003, April 15, 2003, June 13, 2003, June 26, 2003 and September 18,
2003 (as so amended, the "Original Agreement").

     The Borrower has requested that certain amendments be made with respect to the Original Agreement and the Required Lenders have agreed to accommodate such requests on the terms and subject to the conditions set forth in this Amendment.

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

                               ARTICLE II
                               AMENDMENTS

     2.1  Amendments to Definitions.

     (a) Section 1.1 of the Original Agreement is hereby amended to add or amend in their entirety the following definitions in their appropriate alphabetical positions:

          "'Applicable Margin': The margin specified in the table below relating to the applicable Advance type and Loan type.

Loan Type     Eurodollar Rate Advances          Base Rate Advances
---------     ------------------------     ----------------------------
A Loan         Not Applicable               0.50% from the date of the
                                            Fifth Amendment to and
                                            including October 31, 2003,
                                            and, if the Loans have not
                                            been repaid in full on or
                                            prior to October 31, 2003,
                                            the Applicable Margin shall
                                            be 1.50% on and after
                                            November 1, 2003
---------     ------------------------     ----------------------------
B Loan         Not Applicable               O.50% from the date of the
                                            Fifth Amendment to and
                                            including October 31, 2003,
                                            and, if the Loans have not
                                            been repaid in full on or
                                            prior to October 31, 2003,
                                            the Applicable Margin shall
                                            be 1.50% on and after
                                            November 1, 2003
---------     ------------------------     ----------------------------


     (b) Section 1.1 of the Original Agreement is hereby amended so that all references to "October 15, 2003" in clauses (d) and (e) of the definition of "Borrowing Base B" are replaced with references to "October 31, 2003."

     2.2  Amendment of Section 2.9(d) of the Original Agreement:
Section 2.9(d) of the Original Agreement is hereby amended to read in its entirety as follows:

               "(d) Arrangement Fee. The Borrower shall pay the following fees (collectively, the "Arrangement Fees") to the Agent in Immediately Available Funds for the pro rata account of the Lenders:

                    (i) if the Borrower has not paid all of the Obligations
               in full in Immediately Available Funds prior to 1:00 p.m.
               (New York time) on October 31, 2003, or any of the Commitments remain outstanding on October 31, 2003, a fee in the amount of 1.00% of the sum of the Aggregate Facility A Commitment Amount and the Aggregate Facility B Commitment Amount (in each case as measured on the date of the Fifth Amendment), payable prior to the close of business on October 31, 2003, and

                    (ii) if the Borrower has not paid all of the Obligations
               in full in Immediately Available Funds prior to 1:00 p.m.
               (New York time) on October 31, 2004, or any of the Commitments remain outstanding on October 31, 2004, a fee in the amount of 0.60% of the sum of the Aggregate Facility A Commitment Amount and the Aggregate Facility B Commitment Amount (in each case as measured on the date of the Fifth Amendment), payable prior to the close of business on October 31, 2004.

          The parties hereto acknowledge that the foregoing fees shall be payable in lieu of, and shall replace, the deferred fees referenced in the Fee Letter."

     2.3 Amendment to Section 5.6 to the Original Agreement. All references to "October 15, 2003" in Section 5.6 of the Original Agreement are hereby amended to read "October 31, 2003."

     2.4 Amendment to Section 5.10 of the Original Agreement. All references to "October 15, 2003" in Section 5.10 of the Original Agreement are hereby amended to read "October 31, 2003."

     2.5 Amendment to Section 5.14 to the Original Agreement. Section 5.14 of the Original Agreement is hereby amended to read in its entirety as follows:

          "Section 5.14. Orderly Liquidation; Marketing Intermediate Loans. If the Obligations have not been paid in full on or before October 31, 2003, (a) begin, in good faith and with reasonable commercial diligence, an orderly liquidation of the Borrower's and Ag Acceptance's portfolios and (b) begin, not later than November 14, 2003, to market the Intermediate Loans in good faith and with reasonable commercial diligence through a third party sales agent reasonably acceptable to the Agent and the Lenders (which the Borrower agrees to engage on or before November 14, 2003)."

                              ARTICLE III
                        CONDITIONS PRECEDENT


     3.1 Conditions to Effectiveness of this Amendment. This Amendment shall become effective when the Agent shall have received the following:

          (a)  This Amendment, duly executed by the Borrower and each Lender;
     and

          (b) The Acknowledgment of Guarantor attached to this Amendment, duly executed by Powerfarm.

                              ARTICLE IV
                     REPRESENTATIONS AND WARRANTIES

     4.1 Representations and Warranties. To induce the Required Lenders to enter into this Amendment, the Borrower hereby represents and warrants to the Required Lenders as follows:

          (a) The Borrower's execution, delivery and performance of this Amendment and the Borrower's performance of the Original Agreement

     (as amended by this Amendment), have been duly authorized by all necessary corporate or other organizational action, and do not and will not (i) contravene the terms of any of the Borrower's organizational documents; (ii) conflict with or result in any breach or contravention of, or the creation of any Lien under, any contractual obligation to which the Borrower is a party or any order, injunction, writ or decree of any Governmental Body to which the Borrower, any of its Subsidiaries, or any of their respective properties is subject; or
     (iii) violate any law, rule or regulation.

          (b) This Amendment, the Original Agreement (as amended by this Amendment), and the other Loan Documents are the legal, valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms, except as enforcement may be limited by applicable bankruptcy, insolvency, moratorium and other laws applicable to creditors' rights generally and by general principles of equity.

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

                              ARTICLE V
                            MISCELLANEOUS
     5.1 Reference to and Effect on the Original Agreement and the other Loan Documents.

          (a) The Original Agreement, as hereby amended, and the other Loan Documents remain in full force and effect and are hereby ratified and confirmed (including, without limitation, the release effected by Section 5.3 of the Fifth Amendment).

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

                                          AG SERVICES OF AMERICA, INC.


                                          By:
                                             ---------------------------
                                          Name:
                                               -------------------------
                                          Title:
                                                ------------------------


                                          COOPERATIEVE CENTRALE
                                          RAIFFEISEN-BOERENLEENBANK B.A.,
                                          "RABOBANK NEDERLAND", NEW YORK BRANCH,
                                          individually and as Agent


                                          By:
                                             ---------------------------

                                          Title:
                                                ------------------------



                                          By:
                                             ---------------------------
                                          Title:
                                                ------------------------


             [Signature Page One of Two to Seventh Amendment]

                                           U.S. BANK NATIONAL ASSOCIATION


                                           By:
                                              --------------------------

                                           Title:
                                                 -----------------------


             [Signature Page Two of Two to Seventh Amendment]

                          ACKNOWLEDGEMENT OF GUARANTOR

     Please refer to our Guaranty (the "Guaranty") and to our Security Agreement (the "Security Agreement") each dated as of August 31, 2000,
relating to Ag Services of America, Inc. (the "Borrower").   We have
previously acknowledged the Amended and Restated Credit Agreement dated as of December 11, 2003 and amended as of February 25, 2003, March 28, 2003, April 15, 2003, June 15, 2003, June 26, 2003 and September 18, 2003 (as so
amended, the "Original Agreement" and, as amended by the Amendment referenced below, the "Credit Agreement") among the Borrower, various Lenders and Cooperatieve Centrale Raiffeisen - Boerenleenbank, B.A., "Rabobank Nederland", New York Branch (individually, "Rabobank"), as Agent for such Lenders (in such capacity, the "Agent"). We now acknowledge receipt of a copy of, and consent to the execution and delivery of, a Seventh Amendment to Amended and Restated Credit Agreement dated as of October 10, 2003 amending the terms of the Original Agreement.

                                          POWERFARM, INC.

                                          By:
                                             ---------------------------
                                          Title:
                                                ------------------------

EXHIBIT 31.1

                             CERTIFICATIONS

I, Kevin D. Schipper, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ag Services of America, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exhange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act
         Rules 13a-15(f) and 15d-15(f) that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 14, 2003

                                           /s/ Kevin D. Schipper
                                           -------------------------
                                           Kevin D. Schipper
                                           Chief Executive Officer

Exhibit 31.2

                              CERTIFICATIONS

I, Gaylen D. Miller, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ag Services of America, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exhange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act
         Rules 13a-15(f) and 15d-15(f) that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 14, 2003

                                             /s/ Gaylen D. Miller
                                             --------------------------
                                             Gaylen D. Miller
                                             Chairman of the Board
                                             (Principal Accounting and
                                                Financial Officer)

EXHIBIT 32.1

STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

The undersigned, Kevin D. Schipper, is the Chief Executive Officer of Ag Services of America, Inc. (the "Company").

This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-Q for the quarter ended
August 31, 2003 (the "Report").

By execution of this statement, I certify that:

     A) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and

     B) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 906 pf the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.



Date:  October 14, 2003

                                          /s/ Kevin D. Schipper
                                          -------------------------
                                          Kevin D. Schipper

EXHIBIT 32.2

STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

The undersigned, Gaylen D. Miller, is the Chairman of the Board of Ag Services of America, Inc. (the "Company").

This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-Q for the quarter ended
August 31, 2003 (the "Report").

By execution of this statement, I certify that:

     A) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and

     B) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 906 pf the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.



Date:  October 14, 2003

                                            /s/Gaylen D. Miller
                                            -------------------------
                                            (Principal Financial and
                                               Accounting Officer)